Form 10-Q
period 2020-09-30
OFF Line International, Inc.
filed 2020-11-12
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56221

OFF Line International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0620813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4-30-4F, Yotsuya Shinjuku-ku, Tokyo, Japan	160-0004
(Address of Principal Executive Offices)	(Zip Code)

  Issuer's telephone number: +81-3-6303-9988

Email: ishizuka@off-line.co.jp

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 12, 2020, there were 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

OFF LINE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,314	$8,942
Advance payments	14,157	-
Inventories	2,608	-

TOTAL CURRENT ASSETS	71,079	8,942

TOTAL ASSETS	$71,079	$8,942

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$4,467	$3,190
Due to related party	237,818	12,980

TOTAL LIABILITIES	242,285	16,170

STOCKHOLDER'S DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019)	2,000	2,000
Additional paid in capital	466	(5,707)
Accumulated deficit	(170,132)	(3,365)
Accumulated other comprehensive loss	(3,540)	(156)

TOTAL STOCKHOLDER'S DEFICIT	(171,206)	(7,228)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$71,079	$8,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OFF LINE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	Three months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2020

Revenues	$22	$3,238

Cost of revenues	17	2,740

GROSS PROFIT	5	498

OPERATING EXPENSES
General and Administrative Expenses	$104,573	$161,108

TOTAL OPERATING EXPENSES	$104,573	$161,108

OTHER INCOME (EXPENSES)
Interest expenses	$(3,582)	$(6,173)
Other income	-	16

TOTAL OTHER INCOME （EXPENSES）	$(3,582)	$(6,157)

NET LOSS	$(108,150)	$(166,767)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$(3,167)	$(3,384)

TOTAL COMPREHENSIVE LOSS	$(111,317)	$(170,151)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OFF LINE INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
(UNAUDITED)

				ADDITIONAL		OTHER
	COMMON STOCK			PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER		AMOUNT	CAPITAL	DEFICIT	INCOME	TOTALS

Balance December 31, 2019	20,000,000		$2,000	$(5,707)	$(3,365)	$(156)	$(7,228)
Net loss	-		-	-	(28,780)	-	(28,780)
Imputed interest	-		-	628	-	-	628
Foreign currency translation	-		-	-	-	(448)	(448)
		$
Balance March 31, 2020	20,000,000		2,000	$(5,079)	$(32,145)	$(604)	$(35,828)

Net loss	-		-	-	(29,837)	-	(29,837)
Imputed interest	-		-	1,963	-	-	1,963
Foreign currency translation	-		-	-	-	231	231

Balance June 30, 2020	20,000,000		$2,000	$(3,116)	$(61,982)	$(373)	$(63,471)

Net loss	-		-	-	(108,150)	-	(108,149)
Imputed interest	-		-	3,582	-	-	3,582
Foreign currency translation	-		-	-	-	(3,167)	(3,167)

Balance September 30, 2020	20,000,000		$2,000	$466	$(170,132)	$(3,540)	$(171,206)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OFF LINE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine Months
Ended
September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,767)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization expenses	-
Imputed interest	6,173
Changes in operating assets and liabilities:
Advance payments	(14,157)
Inventories	(2,608)
Accrued expenses	1,277
Net cash used in operating activities	(176,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	224,838
Net cash provided by financing activities	224,838

Net effect of exchange rate changes on cash	(3,384)

Net Change in Cash and Cash equivalents	45,372
Cash and cash equivalents - beginning of period	8,942
Cash and cash equivalents - end of period	$54,314

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OFF LINE INTERNATIONAL, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

OFF Line International, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on November 22, 2019 with the name OFF Line International, Inc.

On November 22, 2019, Mr. Koichi Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On December 30, 2019, the Company entered into and consummated a Share Contribution Agreement (the “Share Contribution Agreement”) with Koichi Ishizuka. Pursuant to this agreement Mr. Ishizuka gifted to the Company, at no cost, 100 shares of common stock of OFF Line Japan Co., Ltd., a Japan corporation (“OFF Line Japan”), which represented all of its issued and outstanding shares.

OFF Line Japan was incorporated under the laws of Japan on June 13, 2018. Currently, OFF Line Japan is headquartered in Tokyo, Japan. The Company’s primary business is focused on telecommunication service.

Our principal executive offices are located at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan.

The Company has elected December 31st as its fiscal year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2020 and December 31, 2019 were $54,314 and $8,942, respectively.

Advance Payments

Advance payments are comprised of the payments for the development of unfinished software. As of September 30, 2020, the Company had the advance payments of $14,157.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

As of September 30, 2020, the Company had the inventories of small sized mobile phones (“JellyPro”) in the amount of $2,608.

Foreign currency translation

The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

September 30, 2020
Current JPY: US$1 exchange rate	105.45
Average JPY: US$1 exchange rate	107.53

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

Revenue Recognition

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for small sized communication devices (“Beacons”) is recognized when Beacons are delivered to the customer and the customer completes the acceptance inspection.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2020.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of September 30, 2020 and December 31, 2019 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of September 30, 2020, the Company had no financial instruments.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” and issued subsequent amendments to the initial guidance or implementation guidance between August 2015 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13, and ASU 2017-14 (collectively, including ASU 2014-09, “ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company adopted the standard using the modified retrospective method, the adoption of ASC 606 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”). Under ASC 842, lessees will be required to recognize all leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The standard will be effective for the Company beginning November 22, 2019 with early adoption permitted. The Company adopted the standard on November 22, 2019 on a modified retrospective basis and will not restate comparable periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward the historical lease classification, the assessment whether a contract is or contains a lease and initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect the practical expedient not to separate lease and non-lease components for certain classes of underlying assets and the short-term lease exemption for contracts with lease terms of 12 months or less.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses are comprised of the unpaid operating expense at the end of the period and totaled $4,467 and $3,190 as of September 30, 2020 and December 31, 2019.

NOTE 5 - INCOME TAXES

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended December 31,	Up to JPY 8 million	Over JPY 8 million
2020	15.0%	23.2%

United States

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the periods ended December 31, 2019 and September 30, 2020, the Company as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years

Deferred tax assets as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Deferred tax assets, generated from net operating loss at statutory rates	$34,314	$707
Valuation allowance	(34,314)	(707)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at September 30, 2020 and December 31, 2019.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at September 30, 2020 and December 31, 2019.

The Company did not have any potentially dilutive instruments as of September 30, 2020 and December 31, 2019. and, thus, anti-dilution issues are not applicable.

On November 22, 2019, 20,000,000 shares of common stock were issued to Koichi Ishizuka.

Additional paid-in capital

For the nine months ended September 30, 2020, the Company had imputed interest of $6,173.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Purchase of inventories

On March 23, 2020, the Company purchased the inventories of small sized communication devices (“Beacons”) from OFF Line Co., Ltd. a Japan corporation (“OFF Line”) in the amount of $2,548. OFF Line is owned and managed by Koichi Ishizuka, our CEO.

Equity

On November 22, 2019, 20,000,000 shares of common stock were issued to Koichi Ishizuka. These shares are considered to be founder shares and were issued for services rendered to the Company. Koichi Ishizuka is our sole officer and director.

Due to related party

On December 30, 2019, the Company entered into and consummated the Share Contribution Agreement with Koichi Ishizuka. Pursuant to this agreement Mr. Ishizuka gifted to the Company, at no cost, 100 shares of common stock of OFF Line Japan Co., Ltd., which represented all of its issued and outstanding shares.

The total due to Koichi Ishizuka, our CEO as of September 30, 2020 was $11,428 and is unsecured, due on demand and non-interest bearing.

For the nine months ended September 30, 2020, the Company borrowed $224,455 from OFF Line. The total due as of September 30, 2020 was $226,390 and is unsecured, due on demand and non-interest bearing.

For the nine months ended September 30, 2020, the Company had imputed interest of $6,173.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 - SUBSEQUENT EVENTS

The Company had no subsequent event as of November 12, 2020.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”

These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Corporate History

The Company was incorporated under the laws of the State of Delaware on November 22, 2019.

On November 22, 2019, Mr. Koichi Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On November 22, 2019, the Company issued 20,000,000 shares of restricted Common Stock to Koichi Ishizuka for services rendered to the Company.

On December 30, 2019, the Company entered into and consummated a Share Contribution Agreement (the “Share Contribution Agreement”) with Koichi Ishizuka. Pursuant to this agreement Mr. Ishizuka gifted to the Company, at no cost, 100 shares of common stock of OFF Line Japan Co., Ltd., a Japan corporation (“OFF Line Japan”), which represented all of its issued and outstanding shares. Following the execution of this agreement OFF Line Japan Co., Ltd. became our wholly owned subsidiary.

On January 1, 2020, OFF Line Japan Co., Ltd entered into an agreement with Ueda Tsusho Ltd to administer “AirTalk”, and to provide further development and maintenance of “AirTalk” and the Company’s other various software and hardware it may have, such as the Company’s AI system, all to be further developed on an ongoing need be basis. OFF Line Japan Co., Ltd shall compensate Ueda Tsusho Ltd in the amount of JPY 40,000 (approximately $380) per day; in this case a “day” will be defined as a calendar day during which services have been rendered. The total amount of days will be totaled and accordingly invoiced by Ueda Tsusho Ltd. to the Company at the end of the month, and the Company will be responsible for remitting full payment the following month. Any additional services not covered by the agreement shall receive compensation determined on a case by case basis. The term of the agreement shall be from January 1, 2020 until December 31, 2020.

On June 1, 2020, OFF Line Japan Co., Ltd entered into an agreement with Scuderia-A Co. Ltd (“Scuderia-A”) to provide system development and maintenance for the Minamori Service KID. This agreement was mutually agreed upon by all parties to be terminated on September 1, 2020. No monies were paid by the Company to Scuderia-A Co. Ltd. as Scuderia-A Co. did not fulfill their end of the agreement. No services were ultimately provided and as a result no monies were exchanged.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents in the amount of $54,314 and 8,942, respectively.

At present, we have not generated enough revenue resulting in available cash to cover operating expenses for any substantive period of time. As of November 12, 2020, our available cash balance is approximately $50,000. We believe that this sum of cash will not provide us enough means to operate for any substantive period of time. We’d estimate that, at most, this sum of money will only allow us to operate for between 1-2 months, 1 month being the minimum amount of time it will last.

We have been utilizing, and may continue to utilize, funds from Koichi Ishizuka, our sole officer and director, and/or OFF Line Co., Ltd., a related party entity that Koichi Ishizuka also controls and serves as the sole officer and director of.

On June 5, 2018 Koichi Ishizuka and OFF Line Japan Co., Ltd., our wholly owned subsidiary, entered into an agreement whereas Koichi Ishizuka agreed to lend up to $46,000 to OFF Line Japan Co., Ltd.

On November 22, 2019, OFF Line Co., Ltd. and OFF Line International, Inc., entered into an agreement whereas OFF Line Co., Ltd. agreed to lend up to $460,000 to the Company, OFF Line International, Inc.

If any of the above parties who have agreed to lend us funds do not have funding available to lend us, or if we do not have available cash on hand to cover our operating expenses, we may be forced to find alternative methods of financing. It is possible that in such case our business operations could be adversely affected and we may be forced to cease operations entirely.

Loans

The total due to Koichi Ishizuka, our Chief Executive Officer, as of September 30, 2020 was $11,428 and is unsecured, due on demand and non-interest bearing.

For the nine months ended September 30, 2020, the Company borrowed $224,455 from OFF Line. The total due as of September 30, 2020 was $226,390 and is unsecured, due on demand and non-interest bearing.

Revenues

For the nine months ended September 30, 2020, we generated revenues in the amount of $3,238.

Net Loss

We recorded a net loss of $108,149 for the three months ended September 30, 2020. We recorded a net loss of $166,767 for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $170,132.

Cash flow

For the nine months ended September 30, 2020, we had negative cash flows from operations in the amount of $176,082.

For the nine months ended September 30 30, 2020, we had cash flows from financing activities in the amount of $224,838, which were a result of proceeds from due to a related party.

Working capital

As of September 30, 2020 and December 31, 2019, we had working deficit of $171,206 and $7,228, respectively.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has established a source of revenue to cover its operating costs but has depended on one customer and one product. If the relationship with current customer is terminated, we will struggle to continue with our current business plan. In that case, we may be forced to alter, cease, or suspend our business operations entirely in a worst case scenario.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2020, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended September 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 22, 2019, Koichi Ishizuka, our sole officer and director, paid for expenses involved with the incorporation of the Company with personal funds on behalf of the Company, in exchange for 20,000,000 shares of Common Stock, par value $0.0001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act. The value of the stock provided to Mr. Ishizuka, based on the par value of $.0001 per share of common stock, is valued at $2,000.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on October 22, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

OFF Line International, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: November 12, 2020