Form 10-K
period 2020-12-31
OFF Line International, Inc.
filed 2021-04-02
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56221

OFF LINE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0620813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4-30-4F, Yotsuya Shinjuku-ku, Tokyo, Japan	160-0004
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

As of June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $193. This was calculated using the par value $0.0001.

As of April 2, 2021, there were 20,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

OFF LINE INTERNATIONAL, INC.

PART I

Item 1. Business

Corporate History

OFF Line International, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on November 22, 2019 with the name OFF Line International, Inc.

On November 22, 2019, Mr. Koichi Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. As of the date of this prospectus, he remains our only officer or director of the Company.

On November 22, 2019, Koichi Ishizuka paid for expenses relating to the incorporation of the Company with personal funds on behalf of the Company, in exchange for 20,000,000 shares of restricted Common Stock. Currently, this constitutes 100% of the issued and outstanding common shares of the Company.

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

On January 15th, 2021 Koichi Ishizuka, our Sole Officer and Director entered into Stock Purchase Agreements with 64 Japanese shareholders. Pursuant to these agreements, Koichi Ishizuka sold a total of 1,933,000 shares of our common stock to individuals and received $193,300 as aggregate consideration. Each shareholder paid $0.10 USD per share.

The aforementioned sale of free trading shares was conducted pursuant to the Company’s effective S-1 Registration Statement deemed effective by the Securities and Exchange Commission on October 29, 2020 at 4pm EST. As such, the shares sold were deemed freely transferable.

OFF Line Japan was incorporated under the laws of Japan on June 13, 2018. Currently, OFF Line Japan is headquartered in Tokyo, Japan. The Company is a start-up stage company with a focus on providing telecommunication services and products.

At this time we operate exclusively through our wholly owned subsidiary, OFF Line Japan and share the same business plan as that of our subsidiary.

Overview

Our principal executive offices are located at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan.

The Company has elected December 31th as its fiscal year end.

Currently, we operate through our wholly owned subsidiary, OFF Line Japan, “OFF Line Japan” which provides telecommunication services and products.

OFF Line Japan was incorporated under the laws of Japan on June 13, 2018.

Currently, OFF Line Japan is headquartered at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan. OFF Line Japan’s office space is provided rent free by our Chief Executive Officer, Koichi Ishizuka.

OFF Line Japan’s business operations are primarily focused on providing telecommunication services and products.

Background of Operations

Currently, we operate through our wholly owned subsidiary, OFF Line Japan Co., Ltd., “OFF Line Japan”, which is engaged in providing telecommunication products and services in Japan, particularly, the following:

- SNS system called “AirTalk”

- AI Camera Service

- Beacon Business

- Kidnapping Prevention Device named “KID”

- Drone Management System Development

AirTalk

AirTalk is a social networking service (mobile application) with anonymous online/offline chat, having an Instagram-like functionality allowing users to post photos on maps, and the ability to post short messages as on Twitter. The most current version was released in December 2020. As we continue to develop AirTalk we plan to add more language options as we expand our reach globally. AirTalk was originally developed and released by OFF Line Co., Ltd., and the networking service has more than 20,000 users.

On December 1, 2019 OFF Line Co., Ltd. gifted the source code and rights to the program “AirTalk” to our wholly owned subsidiary, OFF Line Japan. OFF Line Co., Ltd. is controlled by our sole officer and director, Koichi Ishizuka.

After taking possession of the source code and rights to the program “AirTalk” we subsequently began to fix numerous bugs that we had discovered throughout the program. As of December 2020, all currently identified bugs have been fixed.

AirTalk’s unique feature is its offline chat function, which allows users to chat with each other even when they are unable to use the internet, using Bluetooth Low Energy (BLE) and Wi-Fi at a radius of 120 meters. Once users exceed a radius of 120 meters, offline chat will automatically switch over to online (internet-based) chat.

Another feature of AirTalk is its GPS Crossed Paths functionality. Users will set their Crossed Paths distance to any distance between 100 m and 2 km of their device. When another user enters this range (ex: 100 m), the user will receive a notification to their AirTalk app that they have crossed paths with that other user. As of today, this feature only works when the user is online, but during the process of ongoing development we intend to convert this feature to Bluetooth.

Features

- Communicate without an active internet or data connection – great for people on limited data plans, when traveling, or if there’s no internet connectivity in the area.

- Integrated profile builder.

- Send and receive messages with anybody using AirTalk in a 100 m radius.

- TWe will be able to share AirTalk user messages simultaneously via the local map and Twitter.

Current status

The most current version of AirTalk was released in December 2020; however, due to COVID-19, we have not commenced any marketing activity. We are going to work on marketing AirTalk as soon as COVID-19’s impact has decreased.

On January 1, 2020, OFF Line Japan Co., Ltd entered into an agreement with Ueda Tsusho Ltd to administer “AirTalk”, and to provide further development and maintenance of “AirTalk” and the Company’s other various software and hardware it may have, such as the Company’s AI system, all to be further developed on an ongoing need be basis. OFF Line Japan Co., Ltd shall compensate Ueda Tsusho Ltd in the amount of JPY 40,000 (approximately $380) per day; in this case a “day” will be defined as a calendar day during which services have been rendered. The total amount of days will be totaled and accordingly invoiced by Ueda Tsusho Ltd. to the Company at the end of the month, and the Company will be responsible for remitting full payment the following month. Any additional services not covered by the agreement shall receive compensation determined on a case by case basis. The term of the agreement shall be from January 1, 2020 until December 31, 2020, with automatic (unless terminated) extension for additional year long periods. On January 1, 2021 the agreement was automatically renewed for another twelve month period.

We have not yet determined a definitive plan as to how we will monetize AirTalk but we have tentative plans to monetize the mobile application in the future by adding “in app” advertisements from third parties that we would be compensated for by “pay per click”, or for each placement of each advertisement. We do not intend to solidify any monetization plans until the user base of AirTalk has increased and the impact of COVID-19 has decreased.

AI Camera Service

Our AI camera service uses AI facial recognition to distinguish between and identify human faces. We initially plan to release this service to institutions with the purpose of preventing the wandering of individuals suffering from dementia. In Japan, approximately 8.5 million people suffer from mild cognitive impairment (MCI), and incidents continue to occur in which such individuals wander away from care facilities and die or go missing.

With our AI camera service, photographs are taken of the faces of residents at care facilities and stored in the cloud. AI cameras, currently we specifically use the DeepLens created by Amazon, are placed in facility entrances, and when a relevant individual attempts to leave, the AI camera identifies this person and dispatches a notification to the supervisor of the facility such as by email or using a siren. This allows facility staff to stop the individual from leaving. The launch of this service initially targeted care facilities; however, there are a variety of different potential applications.

Features

AI camera is a system that uses face recognition technology to prevent wandering and prevent unauthorized outings from medical institutions. To date, we have been pairing our AI camera service with Amazon's AWS DeepLens, a camera which can be used in multiple focal planes. This service is for “wander prevention” purposes, and it has the capability to detect “people who are, and are not, wearing surgical masks”, outsiders entering a “restricted area”, and in general allows for the detection of men, women, animals, etc. AI Camera Service’s settings will allow it to detect individuals whose faces are stored in the data server and/or individuals whose features are not stored in the data server, and alerts can be sent out depending upon the user’s settings and preferences.

Face recognition detects the movement of a target person who may be wandering about when going out of the entrance / exit of the facility, and alerts the facility staff with a warning sound or a detection alert. In addition, by utilizing the mobile notification function, it is possible to know the wandering behavior of the target person trying to go out in real time even if there is no facility staff or manager nearby, so quick response and information sharing are possible.

Current status

Currently, AI camera service’s host system is being further developed and improved by Ueda Tsusho Co., Ltd. We do not, at this time, have a definitive date for when this will be concluded or this camera system will be brought to market, although we are tentatively anticipating a potential May 2021 release date.

On January 1, 2020, OFF Line Japan Co., Ltd entered into an agreement with Ueda Tsusho Ltd to administer “AirTalk”, and to provide further development and maintenance of “AirTalk” and the Company’s other various software and hardware it may have, such as the Company’s AI system, all to be further developed on an ongoing need be basis. OFF Line Japan Co., Ltd shall compensate Ueda Tsusho Ltd in the amount of JPY 40,000 (approximately $380) per day; in this case a “day” will be defined as a calendar day during which services have been rendered. The total amount of days will be totaled and accordingly invoiced by Ueda Tsusho Ltd. to the Company at the end of the month, and the Company will be responsible for remitting full payment the following month. Any additional services not covered by the agreement shall receive compensation determined on a case by case basis. The term of the agreement shall be from January 1, 2020 until December 31, 2020, with automatic (unless terminated) extension for additional year long periods. On January 1, 2021 the agreement was automatically renewed for another twelve month period.

Beacon Business

Over the past two years we have sold “beacon devices” that broadcast over a diameter of 900 m while using Bluetooth Low Energy (BLE) 4.0. Because this signal can be received using a smartphone, it can be used to look after children and the elderly. It can also be used for the protection of objects, and therefore to retrieve lost or dropped property.

In the future, we plan to develop services for the protection of building materials. For example, beacons may be used on the construction site of a ten-story building, with detectors installed on each floor. Workers on-site can then use smartphones to identify what building materials have been placed on which floor and where. We expect to debut this building material service in the second half of 2021, but this estimate has been arbitrarily determined and may be amended as operations progress.

Currently, OFF Line Co., Ltd. has an existing inventory of Beacons available for sale. Manufacturing of Beacons is conducted by an unrelated third party. We purchase inventory from OFF Line Co., Ltd, on a need be basis without any formal agreement, who in turn purchases their inventory from Betz Technik Industries, Ltd on a need be basis, and with no formal agreement. We plan to continue to purchase beacons from OFF Line Co., Ltd. and sell them to nursing homes. It should be noted that OFF Line Co., Ltd. is also owned and controlled by our sole officer and director, Koichi Ishizuka.

Drone Management System Development and Entrusted System Development

The current newest Bluetooth standard is BLE 5.0. OFF Line is currently in the process of developing a new drone identification system using this Bluetooth 5.0 standard. By placing BLE 5.0 on a GPS chip, signals can be broadcast to a clear-air distance of around 3.5 km. This technology is currently under development; however, we have been able to transmit a drone’s location information up to a radius of 3.5 km using a BLE 5.0 chip mounted on that drone, detect this signal using a smartphone, and indicate the drone’s location on Google Maps.

As of today, throughout the world drones lack any kind of “registration plate” system. Accordingly, it is impossible to distinguish between drones performing legitimate tasks, such as surveying, and drones being used to take privacy-invading photos and video. OFF Line, in anticipation of the establishment of laws applying to drones in the future, will equip drones with BLE 5.0 beacons and register the purpose of drone flights on servers. We intend to develop a system by which ordinary people can recognize drones in flight with their smartphones to find out what company is flying those drones and for what purpose.

The Japanese Ministry of Economy, Trade, and Industry and Ministry of Land, Infrastructure, Transport, and Tourism, with whom our officer has met, have already inquired as to the feasibility of this system, and OFF Line plans to complete development within the year. Once the system is complete, we are considering contacting not only authorities within Japan but US states as well to ascertain their interest in its adoption.

As of the date of this report, development on the drone management system remains ongoing. We anticipate that we will need, at minimum, an additional three months to complete development, although this timeline has been arbitrarily determined and may need to be extended.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are not quoted or listed on any recognized exchange.

Holders

As of April 2, 2021, there were 65 shareholders on record of our common stock and 20,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

As of December 31, 2020 and 2019, we had cash and cash equivalents in the amount of $91,340 and $8,942, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may utilize funds from OFF Line Co., Ltd., owned and managed by Koichi Ishizuka, our CEO. OFF Line International, Inc, and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended December 31, 2020, the Company borrowed $339,100 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2020 was $339,100 and are unsecured, due on demand and non-interest bearing.

Revenues

For the year ended December 31, 2020 and 2019, we generated revenues in the amount of $3,261 and $0, respectively.

Net Loss

We recorded a net loss of $242,838 and $3,365 for the years ended December 31, 2020 and 2019, respectively. The greater net loss for the year ended December 31, 2020, as opposed to the year ended December 31, 2019, is attributed to the increase of General Administrative Expenses.

Cash flow

For the year ended December 31, 2020 and 2019, cash used in operating activities was $235,508 and $174, respectively. Negative cash flow resulted due to the fact that expense costs were more than revenue.

For the year ended December 31, 2020 and 2019, cash provided by investing activities was $0 and $8,921 respectively. As of December 31, 2019, investing activities were cash acquired in acquisition of subsidiary.

For the year ended December 31, 2020 and 2019, cash provided by financing activities was $314,735 and $189, respectively. Financing activities were proceeds from due to related party.

Working capital

As of December 31, 2020 and 2019, we had a working deficit of $246,354 and working deficit of $7,228, respectively.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has reoccurring net losses and negative cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Changes in Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F8

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of OFF Line International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OFF Line International, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the year ended December 31, 2020 and the period from November 22, 2019 (Inception) through December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from November 22, 2019 (Inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 3 to the financial statements, the Company had a going concern due to a continual net loss and negative operating cash flows.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has negative operating cash flows, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3 of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX April 2, 2021

- F2 -

OFF LINE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$91,340	$8,942
Advance payments	24,291	-
Inventories	2,664	-

TOTAL CURRENT ASSETS	118,295	8,942

TOTAL ASSETS	118,295	8,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$14,894	3,190
Deferred Revenue	10,655	$-
Due to related party	339,100	12,980

TOTAL CURRENT LIABILITIES	364,649	16,170

TOTAL LIABILITIES	364,649	16,170

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of December 31, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019)	2,000	2,000
Additional paid in capital	6,229	(5,707)
Accumulated deficit	(246,203)	(3,365)
Accumulated other comprehensive (loss)	(8,380)	(156)

TOTAL STOCKHOLDERS’ DEFICIT	(246,354)	(7,228)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$118,295	$8,942

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3 -

OFF LINE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	For the period from November 22, 2019 (inception) through
	December 31, 2020	December 31, 2019

Revenues	$3,261	-

Cost of revenues	2,761	-

Gross profit	500	-

OPERATING EXPENSES
General and Administrative Expenses	$231,418	$3,364

TOTAL OPERATING EXPENSES	$231,418	$3,364

OTHER INCOME	$16	$-

OTHER EXPENSES	(11,936)	(1)

TOTAL OTHER INCOME (EXPENSES)	(11,920)	(1)
NET LOSS BEFORE TAXES	$(242,838)	$(3,365)

NET LOSS	$(242,838)	$(3,365)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(8,224)	$(156)

TOTAL COMPREHENSIVE LOSS	$(251,062)	$(3,521)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4 -

OFF LINE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance November 22, 2019 (Inception)	-	$-	$-	$-	$-	$-
Founder’s common shares	20,000,000	2,000	(2,000)	-	-	-
Acquisition of subsidiary	-	-	(3,708)	(162)	-	(3,870)
Net loss	-	-	-	-	(3,365)	(3,365)
Imputed interest	-	-	1	-	-	1
Foreign currency translation	-	-	-	6	-	6

Balance December 31, 2019	20,000,000	2,000	(5,707)	(156)	(3,365)	(7,228)
Net loss	-	-	-	-	(242,838)	(242,838)
Imputed interest	-	-	11,936	-	-	11,936
Foreign currency translation	-	-	-	(8,224)	-	(8,224)

Balance December 31, 2020	20,000,000	2,000	6,229	(8,380)	(246,203)	(246,354)

The accompanying notes are an integral part of these audited consolidated financial statements.

- F5 -

OFF LINE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	For the period from November 22, 2019 (inception) through
	December 31, 2020	December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(242,838)	$(3,365)
Adjustments to reconcile net loss to net cash:
Imputed interest	11,936	1
Changes in operating assets and liabilities:
Advance payments	(23,492)	-
Inventories	(2,576)	-
Accrued expenses	11,158	3,190
Deferred revenue	10,304	-
Net cash used in operating activities	(235,508)	(174)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	-	8,921
Net cash provided by investing activities	-	8,921

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$314,735	$189
Net cash provided by financing activities	314,735	189

Net effect of exchange rate changes on cash	$3,171	$6

Net Change in Cash and Cash equivalents	$82,398	$8,942
Cash and cash equivalents - beginning of period	8,942	-
Cash and cash equivalents - end of period	91,340	8,942

NON-CASH TRANSACTIONS
Founder’s shares	$-	2,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

OFF LINE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS

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

On January 15th, 2021 Koichi Ishizuka, our Sole Officer and Director entered into Stock Purchase Agreements with 64 Japanese shareholders. After these transactions, his ownership decreased to approximately 90.3%.

OFF Line Japan was incorporated under the laws of Japan on June 13, 2018. Currently, OFF Line Japan is headquartered in Tokyo, Japan. The Company’s primary business is focused on telecommunication service.

Our principal executive offices are located at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan.

The Company has elected December 31st as its fiscal year end.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates and assumptions made by management include going concern, allowance for doubtful accounts, valuation allowance on deferred income tax, inventory obsolescence and sales allowance. Since early 2020, the global outbreak of the coronavirus disease 2019 (“COVID-19”) has significantly affected economy in Japan, where the Company mainly operates its business. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of December 31, 2020 and for the year then ended. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

RELATED PARTY TRANSACTION

The Company accounts for related party transactions in accordance with ASC 850 ("Related Party Disclosures"). A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2020 and 2019.

INVENTORY

Inventory are primarily accounted for using the moving average method, and are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

As of December 30, 2020 and 2019, the Company held inventory comprised solely of smartphones in the amount of $2,664 and $0.

ADVANCE PAYMENTS

The Company capitalizes certain costs related to obtaining or developing computer software for internal use. Payments incurred during the application development stage internally or externally are capitalized as advance payment.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2020	December 31, 2019
Current JPY: US$1 exchange rate	103.24	108.61
Average JPY: US$1 exchange rate	106.75	109.14

- F7 -

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

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company recognize its revenue in accordance to ASC 606 - Revenue from contracts with Customers. To determine revenue recognition for agreements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue is recognized when control of the promised goods or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. We recognized the revenue at the time goods are shipped.

For the year ended December 31, 2020 and 2019, we generated revenues in the amount of $3,261 and $0 for goods sold, respectively. Revenue is comprised of Beacon device sales.

Deferred revenue is recorded when consideration is received from a customer in advance of revenue recognition. As of December 31, 2020 and 2019, the Company's deferred revenue was $10,656 and $0, respectively. Deferred revenue is comprised of AI Camera service.

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2020 and 2019.

INCOME TAX

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of December 31, 2020, the Company had no financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

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

On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 842, "Leases." ASC 842 requires recognition of assets and liabilities for the rights and obligations created by leases and new disclosures about leases. We adopted ASC 842 using the optional modified retrospective transition method. Under this transition method, we did not recast the prior period financial statements presented.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has reoccurring net losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended December 31, 2020, the Company borrowed $326,120 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2020 was $339,100 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2020, the Company had imputed interest of $11,936.

On December 30, 2019, the Company entered into and consummated the Share Contribution Agreement with Koichi Ishizuka. Pursuant to this agreement Mr. Ishizuka gifted to the Company, at no cost, 100 shares of common stock of OFF Line Japan Co., Ltd., which represented all of its issued and outstanding shares. (“Merger”)

For the period ended December 31, 2019, OFF Line Japan borrowed $11,096 from Koichi Ishizuka, our CEO. The total due as of December 31, 2019 was $11,096 and is unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2019, the Company borrowed $1,884 from OFF Line Co., Ltd. a Japan corporation (“OFF Line”), which $1,695 was borrowed prior to the Merger and $189 was borrowed after the Merger. The total due as of December 31, 2019 was $1,884 and is unsecured, due on demand and non-interest bearing. OFF Line is owned and managed by Koichi Ishizuka, our CEO.

For the period ended December 31, 2019, the Company had imputed interest of $1.

For the year ended December 31, 2020 and 2019, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5– SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during December 31, 2020 and 2019.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding as of December 31, 2020 and 2019.

The Company did not have any potentially dilutive instruments as of December 31, 2020 and, thus, anti-dilution issues are not applicable.

On November 22, 2020, 20,000,000 shares of common stock were issued to Koichi Ishizuka.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

Additional paid-in capital

For the period ended December 31, 2020, the Company had imputed interest of $11,936.

On December 30, 2019, the Company entered into and consummated the Share Contribution Agreement with Koichi Ishizuka. Pursuant to this agreement Mr. Ishizuka gifted to the Company, at no cost, 100 shares of common stock of OFF Line Japan Co., Ltd., which represented all of its issued and outstanding shares. Cash acquired of $8,921, other comprehensive income from foreign currency translation and total of $3,870 were charged to additional paid-in capital.

For the period ended December 31, 2019, the Company had imputed interest of $1.

NOTE 6 - INCOME TAXES

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

National income tax in Japan is charged at 15% of a company’s assessable profit. The Company’s subsidiary, OFF Line Japan, was incorporated in Japan and is subject to Japanese national income tax and city income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

OFF Line Japan’s operation during the year ended December 31, 2020 has resulted in a net taxable loss, as such OFF Line Japan was not subject to income tax for the year ended December 31, 2020. The effective income tax rate of OFF Line Japan is 0%.

OFF Line International, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended December 31, 2020 and 2019, respectively, OFF Line International, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

	December 31,
	2020	2019
Deferred tax asset, generated from net operating loss at statutory rates	$51,703	$707
Valuation allowance	(51,703)	(707)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - ACCRUED EXPENSES

Accrued expenses totaled $14,894 and $3,190 as of December 31, 2020 and 2019. As of December 31, 2020, accrued expenses were mainly for R&D expense for Crowd works. As of December 31, 2019, accrued expenses were consulting fee for IBC Consulting Co., Ltd.

NOTE 8 – ACQUISITION

On December 30, 2019, the Company entered into and consummated a Share Contribution Agreement (the “Share Contribution Agreement”) with Koichi Ishizuka. Pursuant to this agreement Mr. Ishizuka gifted to the Company, at no cost, 100 shares of common stock of OFF Line Japan Co., Ltd., a Japan corporation (“OFF Line Japan”), which represented all of its issued and outstanding shares. The Company has since gained a 100% interest in the issued and outstanding shares of OFF Line Japan’s common stock and OFF Line Japan is now a wholly owned subsidiary of the Company. The Company and OFF Line Japan were under common control at the time of the acquisition. Koichi Ishizuka had 100% of ownership of the Company.

The net assets of OFF Line Japan as of the acquisition is as follows:

December 31, 2019

Cash and cash equivalents	$8,942
Due to related party	(12,791)
Other	(21)
Net assets (liabilities)	(3,870)

NOTE 9 - SUBSEQUENT EVENT

On January 15th, 2021 Koichi Ishizuka, our Sole Officer and Director entered into a Stock Purchase Agreement with 64 Japanese shareholders. Pursuant to these agreements, Koichi Ishizuka sold a total of 1,933,000 shares of our common stock to individuals and received $193,300 as aggregate consideration. Each shareholder paid $0.1 USD per share.

- F8 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report December 31, 2020 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management concluded that, as of December 31 2020, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 49- Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

In 2004 Mr. Koichi Ishizuka graduated with his MBA from the University of Aoyama Gakuin. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., OFF Line International, Inc., and Photozou Koukoku Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. Since 2013, Photozou Co., Ltd since 2016, OFF Line International, Inc since 2017 and Photozou Koukoku Co., Ltd. since 2017. Off Line Co., Ltd. manages and operates a Japanese communication application named, “AirTalk.” This is Off Line Co., Ltd.’s primary business activity. In June 2018, he incorporated OFF Line Japan Co., Ltd., a Japan corporation. On November 22, 2019, he incorporated OFF Line International, Inc., a Delaware corporation.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at OFF Line International, Inc.

Employees

As of December 31, 2020, we had no employees outside of our sole officer and director.

Director’s Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have a single director, Koichi Ishizuka.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our sole officer and director reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director believes that it is not necessary to have such committees, at this time, because the Director can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our sole officer and director has not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Registration Statement.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2019	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreements with any officer or Director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 2, 2021, the Company has 20,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan	18,067,000	90.34%	none	n/a	90.34%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended December 31, 2020, the Company borrowed $326,120 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2020 was $339,100 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2020, the Company had imputed interest of $11,936.

On December 30, 2019, the Company entered into and consummated the Share Contribution Agreement with Koichi Ishizuka. Pursuant to this agreement Mr. Ishizuka gifted to the Company, at no cost, 100 shares of common stock of OFF Line Japan Co., Ltd., which represented all of its issued and outstanding shares. (“Merger”)

For the period ended December 31, 2019, OFF Line Japan borrowed $11,096 from Koichi Ishizuka, our CEO. The total due as of December 31, 2019 was $11,096 and is unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2019, the Company borrowed $1,884 from OFF Line Co., Ltd. a Japan corporation (“OFF Line”), which $1,695 was borrowed prior to the Merger and $189 was borrowed after the Merger. The total due as of December 31, 2019 was $1,884 and is unsecured, due on demand and non-interest bearing. OFF Line is owned and managed by Koichi Ishizuka, our CEO.

For the period ended December 31, 2019, the Company had imputed interest of $1.

For the year ended December 31, 2020 and 2019, the Company rented office space and storage space from the Company’s officer free of charge.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2020	2019
Audit fees	M&K CPAS, PLLC	$15,751	$3,000
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$15,751	$3,000

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2020. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1/A as filed with the SEC on October 22, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFF Line International, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: April 2, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: April 2, 2021