Form 10-K
period 2021-12-31
Zentrum Holdings, Inc.
filed 2022-03-31
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $193. This was calculated using the par value $0.0001.

As of March 31, 2022, there were 20,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

ZENTRUM HOLDINGS, INC.

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

On January 1, 2020, OFF Line Japan Co., Ltd entered into an agreement with Ueda Tsusho Ltd to administer “AirTalk”, and to provide further development and maintenance of “AirTalk” and the Company’s other various software and hardware it may have, such as the Company’s AI system, all to be further developed on an ongoing need be basis. OFF Line Japan Co., Ltd shall compensate Ueda Tsusho Ltd in the amount of JPY 40,000 (approximately $380) per day; in this case a “day” will be defined as a calendar day during which services have been rendered. The total amount of days will be totaled and accordingly invoiced by Ueda Tsusho Ltd. to the Company at the end of the month, and the Company will be responsible for remitting full payment the following month. Any additional services not covered by the agreement shall receive compensation determined on a case by case basis. The term of the agreement shall be from January 1, 2020 until December 31, 2020, with automatic (unless terminated) extension for additional year long periods. On January 1, 2022 the agreement was automatically renewed for another twelve month period.

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

Current status

Currently, AI camera service’s host system is being further developed and improved by Ueda Tsusho Co., Ltd. We do not, at this time, have a definitive date for when this will be concluded or this camera system will be brought to market.

On January 1, 2020, OFF Line Japan Co., Ltd entered into an agreement with Ueda Tsusho Ltd to administer “AirTalk”, and to provide further development and maintenance of “AirTalk” and the Company’s other various software and hardware it may have, such as the Company’s AI system, all to be further developed on an ongoing need be basis. OFF Line Japan Co., Ltd shall compensate Ueda Tsusho Ltd in the amount of JPY 40,000 (approximately $380) per day; in this case a “day” will be defined as a calendar day during which services have been rendered. The total amount of days will be totaled and accordingly invoiced by Ueda Tsusho Ltd. to the Company at the end of the month, and the Company will be responsible for remitting full payment the following month. Any additional services not covered by the agreement shall receive compensation determined on a case by case basis. The term of the agreement shall be from January 1, 2020 until December 31, 2020, with automatic (unless terminated) extension for additional year long periods. On January 1, 2022 the agreement was automatically renewed for another twelve month period.

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

Currently, OFF Line Co., Ltd. has an existing inventory of Beacons available for sale. Manufacturing of Beacons is conducted by an unrelated third party. We purchase inventory from OFF Line Co., Ltd, on a need be basis without any formal agreement, who in turn purchases their inventory from Betz Technik Industries, Ltd on a need be basis, and with no formal agreement. We plan to continue to purchase beacons from OFF Line Co., Ltd. and sell them to nursing institutes. It should be noted that OFF Line Co., Ltd. is also owned and controlled by our sole officer and director, Koichi Ishizuka.

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

Holders

As of March 31, 2022, there were 65 shareholders on record of our common stock and 20,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had cash and cash equivalents in the amount of $46,060 and $91,340, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may utilize funds from OFF Line Co., Ltd., owned and managed by Koichi Ishizuka, our CEO. Zentrum Holdings, Inc., and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended December 31, 2021 and 2020, the Company borrowed $182,580 and $314,735 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2021 and 2020 was $479,013 and $339,100 and are unsecured, due on demand and non-interest bearing.

Revenues

For the year ended December 31, 2021 and 2020, we generated revenues in the amount of $13,262 and $3,261, respectively.

Net Loss

We recorded a net loss of $237,618 and $242,838 for the years ended December 31, 2021 and 2020, respectively.

Cash flow

For the year ended December 31, 2021 and 2020, cash used in operating activities was $220,352 and $235,508 respectively. Negative cash flow resulted due to the fact that expense costs were more than revenue.

For the year ended December 31, 2020 and 2020, cash provided by investing activities was $0 and $0 respectively.

For the year ended December 31, 2021 and 2020, cash provided by financing activities was $182,580 and $314,735, respectively. Financing activities were proceeds from due to related party.

Working capital

As of December 31, 2021 and 2020, we had a working deficit of $418,136 and working deficit of $246,354, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 2738)	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Changes in Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F8

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zentrum Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentrum Holdings, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for flows for the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had insufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

As discussed in Note 3, the Company had a going concern disclosure due to insufficient revenues to provide sufficient cash flows to enable the Company to finance its operations internally. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, Texas

March 31, 2022

- F2 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$46,060	$91,340
Advance payments	25,252	24,291
Inventories	-	2,664

TOTAL CURRENT ASSETS	71,312	118,295

TOTAL ASSETS	71,312	118,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$10,435	14,894
Deferred Revenue	-	$10,655
Due to related party	479,013	339,100

TOTAL CURRENT LIABILITIES	489,448	364,649

TOTAL LIABILITIES	489,448	364,649

STOCKHOLDERS’ DEFICIT
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2021 and December 31, 2020)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020)	2,000	2,000
Additional paid in capital	38,131	6,229
Accumulated deficit	(483,821)	(246,203)
Accumulated other comprehensive (loss)	25,554	(8,380)

TOTAL STOCKHOLDERS’ DEFICIT	(418,136)	(246,354)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$71,312	$118,295

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Revenues	$13,262	3,261

Cost of revenues	2,502	2,761

Gross profit	10,760	500

OPERATING EXPENSES
General and Administrative Expenses	$217,836	$231,418

TOTAL OPERATING EXPENSES	$217,836	$231,418

OTHER INCOME	$1,545	$16

INTEREST EXPENSE	(31,450)	(11,936)

TOTAL OTHER INCOME (EXPENSES)	(29,905)	(11,920)
NET LOSS BEFORE TAXES	$(236,981)	$(242,838)

INCOME TAX EXPENSES	$637	$-
NET LOSS	$(237,618)	$(242,838)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$33,934	$(8,224)

TOTAL COMPREHENSIVE LOSS	$(203,684)	$(251,062)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance December 31, 2019	20,000,000	$2,000	$(5,707)	$(156)	$(3,365)	$(7,228)
Net loss	-	-	-	-	(242,838)	(242,838)
Imputed interest	-	-	11,936	-	-	11,936
Foreign currency translation	-	-	-	(8,224)	-	(8,224)

Balance December 31, 2020	20,000,000	2,000	6,229	(8,380)	(246,203)	(246,354)
Net loss	-	-	-	-	(237,618)	(237,618)
Imputed interest	-	-	31,902	-	-	31,902
Foreign currency translation	-	-	-	33,934	-	33,934

Balance December 31, 2021	20,000,000	2,000	38,131	25,554	(483,821)	(418,136)

The accompanying notes are an integral part of these audited consolidated financial statements.

- F5 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(237,618)	$(242,838)
Adjustments to reconcile net loss to net cash:
Imputed interest	31,450	11,936
Changes in operating assets and liabilities:
Advance payments	(3,609)	(23,492)
Inventories	2,503	(2,576)
Accrued expenses	(3,069)	11,158
Deferred revenue	(10,009)	10,304
Net cash used in operating activities	(220,352)	(235,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$182,580	$314,735
Net cash provided by financing activities	182,580	314,735

Net effect of exchange rate changes on cash	$(7,508)	$3,171

Net Change in Cash and Cash equivalents	$(45,280)	$82,398
Cash and cash equivalents - beginning of period	91,340	8,942
Cash and cash equivalents - end of period	46,060	91,340

NON-CASH TRANSACTIONS
Founder’s shares	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

ZENTRUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.

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

As of December 30, 2021 and 2020, the Company held inventory comprised solely of smartphones in the amount of $0 and $2,664.

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

The reporting currency of the Company is the United States Dollars (“USD$”) and the accompanying consolidated financial statements have been expressed in USD$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not USD$ are translated into USD$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into USD$1 has been made at the following exchange rates:

	December 31, 2021	December 31, 2020
Current JPY: USD$1 exchange rate	115.02	103.24
Average JPY: USD$1 exchange rate	109.90	106.75

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

For the year ended December 31, 2021 and 2020, we generated revenues in the amount of $13,262 and $3,261 for goods and services sold, respectively. Revenue is comprised of Beacon devices sales and prior year deferred revenue.

Deferred revenue is recorded when consideration is received from a customer in advance of revenue recognition. As of December 31, 2021 and 2020, the Company's deferred revenue was $0 and $10,656, respectively. Deferred revenue is comprised of AI Camera service.

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2021 and 2020.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of December 31, 2021, the Company had no financial instruments.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended December 31, 2021 and 2020, the Company borrowed $182,580 and $314,735 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2021 and 2020 was $479,013 and $339,100 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2021 and 2020, the Company had imputed interest of $31,450 and $11,936.

For the year ended December 31, 2021 and 2020, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5– SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during December 31, 2021 and 2020.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding as of December 31, 2021 and 2020.

The Company did not have any potentially dilutive instruments as of December 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Additional paid-in capital

For the period ended December 31, 2021, the Company had imputed interest of $31,902.

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

OFF Line Japan’s operation during the year ended December 31, 2021 has resulted in a net taxable loss, as such OFF Line Japan was not subject to income tax for the year ended December 31, 2021. The effective income tax rate of OFF Line Japan is 0%.

Zentrum Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended December 31, 2021 and 2020, respectively, Zentrum Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

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

	December 31,
	2021	2020
Deferred tax asset, generated from net operating loss at statutory rates	$101,603	$51,703
Valuation allowance	(101,603)	(51,703)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - ACCRUED EXPENSES

Accrued expenses totaled $10,435 and $14,894 as of December 31, 2021 and 2020. As of December 31, 2021, accrued expenses were mainly for R&D expense for Ueda Tsusho. As of December 31, 2020, accrued expenses were mainly for R&D expense for Crowd works.

NOTE 8 - SUBSEQUENT EVENTS

None.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 50 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka attended the University of Aoyama Gakuin where he received his MBA in 2004. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc. and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017, Photozou Koukoku Co., Ltd. since 2017, Zentrum Holdings, Inc. (formerly known as Off Line International, Inc.) since 2019 and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020 he was appointed as Chief Financial Officer and Director, and on December 28, 2021 he was appointed Chief Executive Officer, of Next Meats Holdings, Inc.; he holds both positions to this date. Koichi Ishizuka also has an equity interest in Next Meats Holdings, Inc. Koichi Ishizuka is also Chief Financial Officer of Next Meats Co., Ltd., a Japanese alternative meat company. Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese Company. On May 7, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director of Dr. Foods, Inc. (formerly known as Catapult Solutions, Inc.). On March 21, 2022 Mr. Koichi Ishizuka was appointed sole officer and Director of Perfect Solutions Group, Inc.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Zentrum Holdings, Inc.

Employees

As of December 31, 2021, we had no employees outside of our sole officer and director.

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

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our sole officer and director review the Company's internal accounting controls, practices and policies.

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

Involvement in Certain Legal Proceedings

Our sole officer and director have not been involved in any of the following events during the past ten years:

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 31, 2021, the Company has 20,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended December 31, 2021 and 2020, the Company borrowed $182,580 and $314,735 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2021 and 2020 was $479,013 and $339,100 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2021 and 2020, the Company had imputed interest of $31,920 and $11,936.

For the year ended December 31, 2021 and 2020, the Company rented office space and storage space from the Company’s officer free of charge.

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

		2021	2020
Audit fees	M&K CPAS, PLLC	$17,500	$15,751
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$17,500	$15,751

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2021. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1/A as filed with the SEC on October 22, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zentrum Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 31, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 31, 2022