Form 10-Q
period 2022-06-30
Zentrum Holdings, Inc.
filed 2022-08-12
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 12, 2022, there were 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,023	$46,060
Advance payments	19,531	25,252

TOTAL CURRENT ASSETS	31,554	71,312

TOTAL ASSETS	$31,554	$71,312

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$11,124	$10,435
Due to related party	470,859	479,013

TOTAL LIABILITIES	481,983	489,448

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2022 and December 31, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2022)	2,000	2,000
Additional paid in capital	57,665	38,131
Accumulated deficit	(612,713)	(483,821)
Accumulated other comprehensive income (loss)	102,619	25,554

TOTAL STOCKHOLDER'S DEFICIT	(450,429)	(418,136)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$31,554	$71,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$-	$10,202	-	10,202

Cost of revenues	-	-	-	-

GROSS PROFIT	-	10,202	-	10,202

OPERATING EXPENSES
General and Administrative Expenses	$49,825	$42,881	109,358	102,694

TOTAL OPERATING EXPENSES	$49,825	$42,881	109,358	102,694

OTHER INCOME (EXPENSES)
Interest expenses	$(9,908)	$(7,155)	(19,534)	(13,687)

TOTAL OTHER INCOME/ EXPENSES	$(9,908)	$(7,155)	(19,534)	(13,687)

NET LOSS	$(59,733)	$(39,834)	(128,892)	(106,179)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$48,952	$(559)	77,065	18,547

TOTAL COMPREHENSIVE LOSS	$(10,781)	$(40,393)	(51,827)	(87,632)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

(UNAUDITED)

				ADDITIONAL		OTHER
	COMMON STOCK			PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER		AMOUNT	CAPITAL	DEFICIT	INCOME	TOTALS

Balance December 31, 2020	20,000,000		$2,000	$6,229	$(246,203)	$(8,380)	$(246,354)

Net loss	-		-	-	(66,345)	-	(66,345)
Imputed interest	-		-	6,532	-	-	6,532
Foreign currency translation	-		-	-	-	19,106	19,106
		$
Balance March 31, 2021	20,000,000		2,000	$12,761	$(312,548)	$10,726	$(287,061)

Net loss	-		-	-	(39,834)	-	(39,834)
Imputed interest	-		-	7,259	-	-	7,259
Foreign currency translation	-		-	-	-	(559)	(559)

Balance June 30, 2021	20,000,000		2,000	20,020	(352,382)	10,167	(320,195)

Balance December 31, 2021	20,000,000		$2,000	$38,131	$(483,821)	$25,554	$(418,136)

Net loss	-		-	-	(69,159)	-	(69,159)
Imputed interest	-		-	9,626	-	-	9,626
Foreign currency translation	-		-	-	-	28,113	28,113

Balance March 31, 2022	20,000,000		$2,000	$47,757	$(552,980)	$53,667	$(449,556)

Net loss	-		-	-	(59,733)	-	(59,733)
Imputed interest	-		-	9,908	-	-	9,908
Foreign currency translation	-		-	-	-	48,952	48,952

Balance June 30, 2022	20,000,000		2,000	57,665	(612,713)	102, 619	(450,429)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,892)	$(106,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	19,534	13,791
Changes in operating assets and liabilities:
Advance payments	1,908	(433)
Accounts payable	715	-
Accrued Expense	1,884	(1,992)
Deferred Revenue	-	(10,202)
Net cash used in operating activities	(104,851)	(105,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$75,173	$51,089
Net cash provided by (used in) financing activities	75,173	51,089

Net effect of exchange rate changes on cash	$(4,359)	$86

Net Change in Cash and Cash equivalents	$(34,037)	$6,628
Cash and cash equivalents - beginning of period	46,060	8,942
Cash and cash equivalents - end of period	12,023	15,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

Zentrum Holdings, Inc., formerly known as OFF Line International, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on November 22, 2019 with the name OFF Line International, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2022 and December 31, 2021 were $12,023 and $46,060,respectively.

Advance Payments

Advance payments are comprised of the payments for the development of unfinished software. As of June 30, 2022 and December 31, 2021, the Company had the advance payments of $19,531 and $25,252, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2022	December 31, 2021
Current JPY: US$1 exchange rate	136.68	115.02
Average JPY: US$1 exchange rate	123.14	109.90

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2022.

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

The Company does not have any potentially dilutive instruments as of June 30, 2022 and December 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of June 30, 2022, the Company had no financial instruments.

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

NOTE 4 ACCRUED EXPENSES

Accrued expenses are comprised of the unpaid operating expense at the end of the period and totaled $11,124 and $10,435 as of June 30, 2022 and December 31, 2021.

NOTE 5 INCOME TAXES

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended December 31,	Up to JPY 4 million	JPY 4 million to JPY 8 million	Over JPY 8 million
2022	22.9%	25.37%	37.59%

United States

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the periods ended December 31, 2021 and June 30, 2022, the Company as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

Deferred tax assets as of June 30, 2022 and December 31, 2020 are as follows:

	June 30, 2022	December 31, 2021
Deferred tax assets, generated from net operating loss at statutory rates	$128,670	$101,603
Valuation allowance	(128,670)	(101,603)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at June 30, 2022 and December 31, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at June 30, 2022 and December 31, 2021.

The Company did not have any potentially dilutive instruments as of June 30, 2022 and December 31, 2021. and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the six months ended June 30, 2022, the Company had imputed interest of $9,626.

For the six months ended June 30, 2021, the Company had imputed interest of $6,532.

NOTE 7 RELATED-PARTY TRANSACTIONS

Due to related party

For the six months ended June 30, 2022, the Company borrowed $75,173 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of June 30, 2022 was $470,859 and is unsecured, due on demand and non-interest bearing.

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

The Company had no subsequent events as of August 12, 2022.

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

On January 1, 2021, OFF Line Japan Co., Ltd entered into an agreement with Ueda Tsusho Ltd to administer “AirTalk”, and to provide further development and maintenance of “AirTalk” and the Company’s other various software and hardware it may have, such as the Company’s AI system, all to be further developed on an ongoing need be basis. OFF Line Japan Co., Ltd shall compensate Ueda Tsusho Ltd in the amount of JPY 40,000 (approximately $380) per day; in this case a “day” will be defined as a calendar day during which services have been rendered. The total amount of days will be totaled and accordingly invoiced by Ueda Tsusho Ltd. to the Company at the end of the month, and the Company will be responsible for remitting full payment the following month. Any additional services not covered by the agreement shall receive compensation determined on a case by case basis. The term of the agreement shall be from January 1, 2021 until December 31, 2022.

On June 1, 2021, OFF Line Japan Co., Ltd entered into an agreement with Scuderia-A Co. Ltd (“Scuderia-A”) to provide system development and maintenance for the Minamori Service KID. This agreement was mutually agreed upon by all parties to be terminated on September 1, 2021. No monies were paid by the Company to Scuderia-A Co. Ltd. as Scuderia-A Co. did not fulfill their end of the agreement. No services were ultimately provided and as a result no monies were exchanged.

On June 16, 2021, the Company’s Board of Directors approved to change the name of the Company from “OFF Line International, Inc.” to “Zentrum Holdings, Inc.”.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents in the amount of $12,023   and 46,060  , respectively.

At present, we have not generated enough revenue resulting in available cash to cover operating expenses for any substantive period of time. As of August 12, 2022, our available cash balance is approximately $10,000  . We believe that this sum of cash will not provide us enough means to operate for any substantive period of time. We’d estimate that, at most, this sum of money will only allow us to operate for between 2-3 months.

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

Loans

For the six months ended June 30, 2022, the Company borrowed $75,173 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of June 30, 2022 was $470,859 and is unsecured, due on demand and non-interest bearing.

During the year ended December 31, 2021, the Company borrowed $182,580 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of December 31, 2021 was $479,013 and is unsecured, due on demand and non-interest bearing.

Revenues

For the three months ended June 30, 2022, there was no revenue. For the six months ended June 30, 2022, there was no revenue.

For the three months ended June 30, 2021, we generated revenues in the amount of $10,202. For the six months ended June 30, 2021, we generated revenues in the amount of $10,202.

Net Loss

We recorded a net loss of $59,733 for the three months ended June 30, 2022. We recorded a net loss of $128,892 for the six months ended June 30, 2022. As of June 31, 2022, we had an accumulated deficit of $612,713.

We recorded a net loss of $39,834 for the three months ended June 30, 2021. We recorded a net loss of $106,179 for the six months ended June 30, 2022. As of June 31, 2021, we had an accumulated deficit of $352,382.

Impact of COVID-19

Globally, the COVID-19 pandemic has negatively affected businesses of all kinds. It is possible that the pandemic may hinder our own operations, resulting in lesser or no future revenues. It might also affect our means to purchase used cameras, as many businesses are closed, or operations are limited.

Cash flow

For the six months ended June 30, 2022, we had negative cash flows from operations in the amount of $104,851 and we had cash flows from financing activities in the amount of $75,173, which were a result of proceeds from due to a related party.

For the six months ended June 31, 2021, we had negative cash flows from operations in the amount of $105,015 and we had cash flows from financing activities in the amount of $51,089, which were a result of proceeds from due to a related party.

Working capital

As of June 30, 2022 and December 31, 2021, we had working deficit of $450,429 and $418,136, respectively.

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

As of June 30, 2022, we carried out an evaluation, under the supervision of our chief executive officer of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended June 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on October 22, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Zentrum Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: August 12, 2022