Form 10-Q
period 2022-09-30
Zentrum Holdings, Inc.
filed 2022-11-08
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 8, 2022, there were 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,811	$46,060
Advance payments	18,434	25,252

TOTAL CURRENT ASSETS	25,245	71,312

TOTAL ASSETS	$25,245	$71,312

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$8,099	$10,435
Due to related party	476,940	479,013

TOTAL LIABILITIES	485,039	489,448

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2022 and December 31, 2021)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021)	2,000	2,000
Additional paid in capital	65,875	38,131
Accumulated deficit	(655,630)	(483,821)
Accumulated other comprehensive income (loss)	127,961	25,554

TOTAL STOCKHOLDER'S DEFICIT	(459,794)	(418,136)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$25,245	$71,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$-	$3,221	-	13,423

Cost of revenues	-	2,533	-	2,533

GROSS PROFIT	-	688	-	10,890

OPERATING EXPENSES
General and Administrative Expenses	$34,161	$62,443	143,519	165,137

TOTAL OPERATING EXPENSES	$34,161	$62,443	143,519	165,137

OTHER INCOME (EXPENSES)
Interest expenses	$(8,210)	$(7,382)	(27,744)	(21,069)
Other income	-	1,564	-	1,564

TOTAL OTHER INCOME (EXPENSES)	$(8,211)	$(5,818)	(27,744)	(19,505)
NET LOSS BEFORE TAXES	(42,371)	(67,573)	(171,263)	(173,752)

TAXES	546	646	546	646

NET LOSS	$(42,917)	$(68,219)	(171,809)	(174,398)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$25,342	$5,114	102,407	23,661

TOTAL COMPREHENSIVE LOSS	$(17,575)	$(63,106)	(69,402)	(150,737)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

(UNAUDITED)

				ADDITIONAL		OTHER
	COMMON STOCK			PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER		AMOUNT	CAPITAL	DEFICIT	INCOME	TOTALS

Balance December 31, 2020	20,000,000		$2,000	$6,229	$(246,203)	$(8,380)	$(246,354)

Net loss	-		-	-	(66,345)	-	(66,345)
Imputed interest	-		-	6,532	-	-	6,532
Foreign currency translation	-		-	-	-	19,106	19,106
		$
Balance March 31, 2021	20,000,000		2,000	$12,761	$(312,548)	$10,726	$(287,061)

Net loss	-		-	-	(39,834)	-	(39,834)
Imputed interest	-		-	7,259	-	-	7,259
Foreign currency translation	-		-	-	-	(559)	(559)

Balance June 30, 2021	20,000,000		2,000	20,020	(352,382)	10,167	(320,195)

Net loss	-		-	-	(68,219)	-	(68,219)
Imputed interest	-		-	7,278	-	-	7,278
Foreign currency translation	-		-	-	-	5,114	5,114

Balance September 30, 2021	20,000,000		2,000	27,298	(420,601)	15,281	(376,022)

Balance December 31, 2021	20,000,000		$2,000	$38,131	$(483,821)	$25,554	$(418,136)

Net loss	-		-	-	(69,159)	-	(69,159)
Imputed interest	-		-	9,626	-	-	9,626
Foreign currency translation	-		-	-	-	28,113	28,113

Balance March 31, 2022	20,000,000		$2,000	$47,757	$(552,980)	$53,667	$(449,556)

Net loss	-		-	-	(59,733)	-	(59,733)
Imputed interest	-		-	9,908	-	-	9,908
Foreign currency translation	-		-	-	-	48,952	48,952

Balance June 30, 2022	20,000,000		2,000	57,665	(612,713)	102,619	(450,429)

Net loss	-		-	-	(42,917)	-	(42,917)
Imputed interest	-		-	8,210	-	-	8,210
Foreign currency translation	-		-	-	-	25,342	25,342

Balance September 30, 2022	20,000,000		2,000	65,875	(655,630)	127,961	(459,794)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(171,809)	$(174,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	27,744	21,069
Changes in operating assets and liabilities:
Advance payments	1,831	2,249
Inventories	-	2,533
Accrued Expense	845	503
Deferred Revenue	(1,060)	(10,130)
Net cash used in operating activities	(142,450)	(158,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$108,840	$170,669
Net cash used by financing activities	108,840	170,669

Net effect of exchange rate changes on cash	$(5,640)	$(7,283)

Net Change in Cash and Cash equivalents	$(39,249)	$5,212
Cash and cash equivalents - beginning of period	46,060	91,340
Cash and cash equivalents - end of period	6,811	96,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On June 16, 2022, the Company’s Board of Directors approved to change the name of the Company from “OFF Line International, Inc.” to “Zentrum Holdings, Inc.”

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2022 and December 31, 2021 were $6,811 and $46,060, respectively.

Advance Payments

Advance payments are comprised of the payments for the development of unfinished software. As of September 30, 2022 and December 31, 2021, the Company had the advance payments of $18,434 and $25,252, respectively.

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

As of September 30, 2022, there is no inventory. As of December 31, 2021, there is no inventory.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2022	December 31, 2021
Current JPY: US$1 exchange rate	144.81	115.02
Average JPY: US$1 exchange rate	128.30	109.90

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2022.

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

The Company does not have any potentially dilutive instruments as of September 30, 2022 and December 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of September 30, 2022, the Company had no financial instruments.

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

NOTE 4 ACCRUED EXPENSES

Accrued expenses are comprised of the unpaid operating expense at the end of the period and totaled $8,099 and $10,435   as of September 30, 2022 and December 31, 2021.

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

United States

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the periods ended December 31, 2021 and September 30, 2022, the Company as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

Deferred tax assets as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Deferred tax assets, generated from net operating loss at statutory rates	$137,683	$101,603
Valuation allowance	(137,683)	(101,603)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at September 30, 2022 and December 31, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at September 30, 2022 and December 31, 2021.

The Company did not have any potentially dilutive instruments as of September 30, 2022 and December 31, 2021. and, thus, anti-dilution issues are not applicable.

On November 22, 2021, 20,000,000 shares of common stock were issued to Koichi Ishizuka.

Additional paid-in capital

For the nine months ended September 30, 2022, the Company had imputed interest of $27,744.

For the nine months ended September 30, 2021, the Company had imputed interest of $21,069.

NOTE 7 RELATED-PARTY TRANSACTIONS

Equity

On November 22, 2019, 20,000,000 shares of common stock were issued to Koichi Ishizuka. These shares are considered to be founder shares and were issued for services rendered to the Company. Koichi Ishizuka is our sole officer and director.

Due to related party

For the nine months ended September 30, 2022, the Company borrowed $108,840 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of September 30, 2022 was $476,940 and is unsecured, due on demand and non-interest bearing.

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

The Company had no subsequent events as of November 8, 2022.

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

On June 16, 2022, the Company’s Board of Directors approved to change the name of the Company from “OFF Line International, Inc.” to “Zentrum Holdings, Inc.”

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents in the amount of $6,811 and 46,060, respectively.

At present, we have not generated enough revenue resulting in available cash to cover operating expenses for any substantive period of time. We believe that our current cash reserves will not provide us enough means to operate for any substantive period of time. We’d estimate that, at most, this sum of money will only allow us to operate for between 1-2 months, 1 month being the minimum amount of time it will last.

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

Loans

For the nine months ended September 30, 2022, the Company borrowed $108,840  from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of September 30, 2022 was $476,940 and is unsecured, due on demand and non-interest bearing.

For the year ended December 31, 2021, the Company borrowed $182,580 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of December 31, 2021 was $479,013 and is unsecured, due on demand and non-interest bearing.

Revenues

For the three months ended September 30, 2022, there was no revenue. For the three months ended September 30, 2022, we generated revenues in the amount of $3,221.

For the nine months ended September 30, 2022, we generated no revenue. For the nine months ended September 30, 2021 we generated revenues in the amount of $13,423.

Net Loss

We recorded a net loss of $42,917 for the three months ended September 30, 2022. We recorded a net loss of $171,809  for the nine months ended September 30, 2022. As of September 31, 2022, we had an accumulated deficit of $655,630.

We recorded a net loss of $68,219 for the three months ended September 30, 2021. We recorded a net loss of $174,398 for the nine months ended September 30, 2021. As of September 31, 2021, we had an accumulated deficit of $420,601.

Impact of COVID-19

Globally, the COVID-19 pandemic has negatively affected businesses of all kinds. It is possible that the pandemic may hinder our own operations, resulting in lesser or no future revenues. It might also affect our means to purchase used cameras, as many businesses are closed, or operations are limited.

Cash flow

For the nine months ended September 30, 2022, we had negative cash flows from operations in the amount of $142,450  and we had cash flows from financing activities in the amount of $108,840 , which were a result of proceeds from due to a related party.

For the nine months ended September 30, 2021, we had negative cash flows from operations in the amount of $158,174 and we had cash flows from financing activities in the amount of $170,699, which were a result of proceeds from due to a related party.

Working capital

As of September 30, 2022 and December 31, 2021, we had working deficit of $459,794 and $418,136, respectively.

Going Concern

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, Koichi Ishizuka, (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended September 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on October 22, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on June 21, 2021, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Zentrum Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: November 8, 2022