Form 10-K
period 2022-12-31
Zentrum Holdings, Inc.
filed 2023-03-17
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56221

ZENTRUM HOLDINGS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0620813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4-30-4F, Yotsuya Shinjuku-ku, Tokyo, Japan	160-0004
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	N/A

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

As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $193. This was calculated using the par value $0.0001.

As of March 17, 2023,  there were 20,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

ZENTRUM HOLDINGS, INC.

PART I

Item 1. Business

Corporate History

OFF Line International, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on November 22, 2019 with the name OFF Line International, Inc.

On November 22, 2019, Mr. Koichi Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. As of the date of this report, he remains our only officer and director.

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

On January 15, 2021, Koichi Ishizuka, our sole officer and director, entered into Stock Purchase Agreements with 64 Japanese shareholders. Pursuant to these agreements, Koichi Ishizuka sold a total of 1,933,000 shares of our common stock to these individuals and received $193,300 as aggregate consideration. Each shareholder paid $0.10 USD per share.

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

On June 16, 2021, the Company’s Board of Directors approved to change the name of the Company from “OFF Line International, Inc.” to “Zentrum Holdings, Inc.” On June 16, 2021, we filed a Certificate of Amendment with the Delaware Secretary of State to change our name to Zentrum Holdings, Inc.

At this time, we operate exclusively through our wholly owned subsidiary, OFF Line Japan and share the same business plan as that of our wholly owned subsidiary.

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

- SNS system called “AirTalk”

- AI Camera Service

- Beacon Business

- Kidnapping Prevention Device named “KID”

- Drone Management System Development

AirTalk

AirTalk is a social networking service (mobile application) with anonymous online/offline chat, having an Instagram-like functionality allowing users to post photos on maps, and the ability to post short messages as on Twitter. The most current version was released in December 2020. Although it was, at one point, our intention to further develop AirTalk, as of the current date we have not made any additional developmental efforts. AirTalk was originally developed and released by OFF Line Co., Ltd., and the networking service has more than 20,000 users.

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

Current status

The most current version of AirTalk was released in December 2020; however, due to COVID-19, we indefinitely suspended our marketing activities and we have, thus far, made no marketing efforts whatsoever.

On January 1, 2020, OFF Line Japan Co., Ltd entered into an agreement with Ueda Tsusho Ltd to administer “AirTalk”, and to provide further development and maintenance of “AirTalk” and the Company’s other various software and hardware it may have, such as the Company’s AI system, all to be further developed on an ongoing need be basis. OFF Line Japan Co., Ltd shall compensate Ueda Tsusho Ltd in the amount of JPY 40,000 (approximately $380) per day; in this case a “day” will be defined as a calendar day during which services have been rendered. The total amount of days will be totaled and accordingly invoiced by Ueda Tsusho Ltd. to the Company at the end of the month, and the Company will be responsible for remitting full payment the following month. Any additional services not covered by the agreement shall receive compensation determined on a case by case basis. The term of the agreement shall be from January 1, 2020 until December 31, 2020, with automatic (unless terminated) extension for additional year long periods. On January 1, 2023 the agreement was automatically renewed for another twelve month period. At present, any and all efforts by Ueno Tsusho Ltd to further develop AirTalk are indefinitely paused, and Ueno Tsusho Ltd.’s sole responsibility is to provide ongoing maintenance.

We have not yet determined a definitive plan as to how we will monetize AirTalk but we have tentative plans to monetize the mobile application in the future by adding “in app” advertisements from third parties that we would be compensated for by “pay per click,” or for each placement of each advertisement. At this time, we cannot state with any level of specificity when we will solidify any monetization plans until the user base of AirTalk has increased and the impact of COVID-19 has decreased.

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

On January 1, 2020, OFF Line Japan Co., Ltd entered into an agreement with Ueda Tsusho Ltd to administer “AirTalk”, and to provide further development and maintenance of “AirTalk” and the Company’s other various software and hardware it may have, such as the Company’s AI system, all to be further developed on an ongoing need be basis. OFF Line Japan Co., Ltd shall compensate Ueda Tsusho Ltd in the amount of JPY 40,000 (approximately $380) per day; in this case a “day” will be defined as a calendar day during which services have been rendered. The total amount of days will be totaled and accordingly invoiced by Ueda Tsusho Ltd. to the Company at the end of the month, and the Company will be responsible for remitting full payment the following month. Any additional services not covered by the agreement shall receive compensation determined on a case by case basis. The term of the agreement shall be from January 1, 2020 until December 31, 2020, with automatic (unless terminated) extension for additional year long periods. On January 1, 2023 the agreement was automatically renewed for another twelve month period.

We released the AI camera service in September of 2022, but we have thus far not realized any sales. We have not yet commenced any marketing efforts, and at present we rely entirely on prospective clients to contact us pertaining to this service. We may, if possible, rely upon the personal and professional relationships of our sole Officer and Director in order to acquire future clients.

Beacon Business

Over the past two years we have sold “beacon devices” that broadcast over a diameter of 900 m while using Bluetooth Low Energy (BLE) 4.0. Because this signal can be received using a smartphone, it can be used to look after children and the elderly. It can also be used for the protection of objects, and therefore to retrieve lost or dropped property.

Currently, OFF Line Co., Ltd. has an existing inventory of Beacons available, but sales have been paused indefinitely while development of BLE 5.0 remains ongoing. We do not yet have a definitive timeframe for when development of BLE 5.0 will conclude. Manufacturing of Beacons is conducted by an unrelated third party. We purchase inventory from OFF Line Co., Ltd, on a need be basis without any formal agreement, who in turn purchases their inventory from Betz Technik Industries, Ltd on a need be basis, and with no formal agreement. We plan to continue to purchase beacons from OFF Line Co., Ltd. and sell them to nursing institutes. It should be noted that OFF Line Co., Ltd. is also owned and controlled by our sole officer and director, Koichi Ishizuka.

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

As of the date of this report, development on the drone management system remains ongoing and is currently focused on the development of BLE 5.0. We cannot state with any level of certainty when development of BLE 5.0 will conclude.

OFF Line Japan just released a primitive version of BLE5.0 smartphone bases communication app on google store in March 2023. Development remains ongoing.

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

Holders

As of the date of this report  , there were 65 shareholders of record holding shares of our common stock, and 20,000,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash and cash equivalents in the amount of $2,384 and $46,060, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our costs and expenses for any substantive period of time. We have been utilizing and may utilize funds from OFF Line Co., Ltd., owned and managed by Koichi Ishizuka, our CEO. Zentrum Holdings, Inc., and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended December 31, 2022 and 2021, the Company borrowed $150,808 and $182,580 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2022 and 2021 was $564,798 and $479,013 and are unsecured, due on demand and non-interest bearing.

Revenues

For the year ended December 31, 2022 and 2021, we generated revenues in the amount of $0 and $13,262, respectively. The decrease is attributed to the fact that we have temporarily halted prior efforts selling our beacon devices. We expect to resume sales efforts when we have completed a revised and improved version of the beacon.

Net Loss

We recorded a net loss of $253,188 and $237,618 for the years ended December 31, 2022 and 2021, respectively.

Cash flow

For the year ended December 31, 2022 and 2021, cash used in operating activities was $188,656 and $220,352 respectively. Negative cash flow resulted due to the fact that expense costs were more than revenue.

For the year ended December 31, 2022 and 2021, cash provided by investing activities was $0 and $0 respectively.

For the year ended December 31, 2022 and 2021, cash provided by financing activities was $150,808 and $182,580, respectively. Financing activities were proceeds from due to related party.

Working capital

As of December 31, 2022 and 2021, we had a working deficit of $574,603 and working deficit of $418,136 respectively.

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

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Zentrum Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentrum Holdings, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years then ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 3 to the financial statements, the Company had a going concern due to the cumulative net loss year-over-year which resulted in stockholders’ deficiency.

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

Houston, TX

March 17, 2023

- F2 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$2,384	$46,060
Advance payments	-	25,252

TOTAL CURRENT ASSETS	2,384	71,312

TOTAL ASSETS	2,384	71,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$12,189	10,435
Due to related party	564,798	479,013

TOTAL CURRENT LIABILITIES	576,987	489,448

TOTAL LIABILITIES	576,987	489,448

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2022 and December 31, 2021)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021)	2,000	2,000
Additional paid in capital	77,427	38,131
Accumulated deficit	(737,009)	(483,821)
Accumulated other comprehensive (loss)	82,979	25,554

TOTAL STOCKHOLDERS’ DEFICIT	(574,603)	(418,136)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,384	$71,312

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Revenues	$-	13,262

Cost of revenues	-	2,502

Gross profit	-	10,760

OPERATING EXPENSES
General and Administrative Expenses	$213,360	$217,836

TOTAL OPERATING EXPENSES	$213,360	$217,836

OTHER INCOME	$-	$1,545

INTEREST EXPENSE	(39,296)	(31,450)

TOTAL OTHER INCOME (EXPENSES)	(39,296)	(29,905)
NET LOSS BEFORE TAXES	$(252,656)	$(236,981)

INCOME TAX EXPENSES	$532	$637
NET LOSS	$(253,188)	$(237,618)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$57,425	$33,934

TOTAL COMPREHENSIVE LOSS	$(195,763)	$(203,684)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance December 31, 2020	20,000,000	2,000	6,229	(8,380)	(246,203)	(246,354)
Net loss	-	-	-	-	(237,618)	(237,618)
Imputed interest	-	-	31,902	-	-	31,902
Foreign currency translation	-	-	-	33,934	-	33,934

Balance December 31, 2021	20,000,000	2,000	38,131	25,554	(483,821)	(418,136)
Net loss	-	-	-	-	(253,188)	(253,188)
Imputed interest	-	-	39,296	-	-	39,296
Foreign currency translation	-	-	-	57,425	-	57,425

Balance December 31, 2022	20,000,000	2,000	77,427	82,979	(737,009)	(574,603)

The accompanying notes are an integral part of these audited consolidated financial statements.

- F5 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(253,188)	$(237,618)
Adjustments to reconcile net loss to net cash:
Imputed interest	39,296	31,450
Changes in operating assets and liabilities:
Advance payments	22,067	(3,609)
Inventories	-	2,503
Accounts payables	824	-
Accrued expenses	2,345	(3,069)
Deferred revenue	-	(10,009)
Net cash used in operating activities	(188,656)	(220,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$150,808	$182,580
Net cash provided by financing activities	150,808	182,580

Net effect of exchange rate changes on cash	$(5,828)	$(7,508)

Net Change in Cash and Cash equivalents	$(43,676)	$(45,280)
Cash and cash equivalents - beginning of period	46,060	91,340
Cash and cash equivalents - end of period	2,384	46,060

NON-CASH TRANSACTIONS
Founder’s shares	$-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

ZENTRUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

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

Translation of amounts from the local currency of the Company into USD$1 has been made at the following exchange rates:

	December 31, 2022	December 31, 2021
Current JPY: USD$1 exchange rate	132.70	115.02
Average JPY: USD$1 exchange rate	131.62	109.90

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

For the year ended December 31, 2022 and 2021, we generated revenues in the amount of $0 and $13,262 for goods and services sold, respectively. Revenue is comprised of Beacon devices sales and prior year deferred revenue.

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2022 and 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of December 31, 2022, the Company had no financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our condensed consolidated financial statements.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended December 31, 2022 and 2021, the Company borrowed $150,808 and $182,580 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2022 and 2021 was $564,798 and $479,013 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2022 and 2021, the Company had imputed interest of $39,296 and $31,902.

For the year ended December 31, 2022 and 2021, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during December 31, 2022 and 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding as of December 31, 2022 and 2021.

The Company did not have any potentially dilutive instruments as of December 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Additional paid-in capital

For the period ended December 31, 2022, the Company had imputed interest of $39,296.

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

OFF Line Japan’s operation during the year ended December 31, 2022 has resulted in a net taxable loss, as such OFF Line Japan was not subject to income tax for the year ended December 31, 2022. The effective income tax rate of OFF Line Japan is 0%.

Zentrum Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended December 31, 2022 and 2021, respectively, Zentrum Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

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

	December 31,
	2022	2021
Deferred tax asset, generated from net operating loss at statutory rates	$154,772	$101,603
Valuation allowance	(154,772)	(101,603)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - ACCRUED EXPENSES

Accrued expenses totaled $12,189 and $10,435 as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, accrued expenses were mainly for R&D expense for Ueda Tsusho.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management concluded that, as of December 31 2022, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 51 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

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

Employees

As of December 31, 2022, we had no employees outside of our sole officer and director.

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

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors, consisting solely of Koichi Ishizuka, evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2021	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreements with any officer or director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors, consisting solely of Koichi Ishizuka, does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Koichi Ishizuka, determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors, consisting solely of Koichi Ishizuka, may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 17, 2023, the Company has 20,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended December 31, 2022 and 2021, the Company borrowed $150,808 and $182,580 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2022 and 2021 was $564,798 and $479,013 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2022 and 2021, the Company had imputed interest of $39,296   and $31,902  .

For the year ended December 31, 2022 and 2021, the Company was provided office space and storage space from the Company’s sole officer and director, Koichi Ishizuka, free of charge.

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

		2022	2021
Audit fees	M&K CPAS, PLLC	$17,000	$17,500
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$17,000	$17,500

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

Dated: March 17, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 17, 2023