Form 10-Q
period 2023-03-31
Zentrum Holdings, Inc.
filed 2023-05-15
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 15, 2023, there were 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$781	$2,384

TOTAL CURRENT ASSETS	781	2,384

TOTAL ASSETS	$781	$2,384

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$19,397	$12,189
Due to related party	604,989	564,798

TOTAL LIABILITIES	624,386	576,987

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2023 and December 31, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	2,000	2,000
Additional paid in capital	88,960	77,427
Accumulated deficit	(801,555)	(737,009)
Accumulated other comprehensive income (loss)	86,990	82,979

TOTAL STOCKHOLDER'S DEFICIT	(623,605)	(574,603)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$781	$2,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022

Revenues	$-	$-

Cost of revenues	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and Administrative Expenses	$53,013	$59,533

TOTAL OPERATING EXPENSES	$53,013	$59,533

OTHER INCOME (EXPENSES)
Interest expenses	$(11,533)	$(9,626)

TOTAL OTHER INCOME (EXPENSES)	$(11,533)	$(9,626)

NET LOSS	$(64,546)	$(69,159)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$4,011	$28,113

TOTAL COMPREHENSIVE LOSS	$(60,535)	$(41,046)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

(UNAUDITED)

			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTALS

Balance December 31, 2021	20,000,000	$2,000	$38,131	$(483,821)	$25,554	$(418,136)

Net loss	-	-	-	(69,159)	-	(69,159)
Imputed interest	-	-	9,626	-	-	9,626
Foreign currency translation	-	-	-	-	28,113	28,113

Balance March 31, 2022	20,000,000	$2,000	$47,757	$(552,980)	$53,667	$(449,556)

Balance December 31, 2022	20,000,000	$2,000	$77,427	$(737,009)	$82,979	$(574,603)

Net loss	-	-	-	(64,546)	-	(64,546)
Imputed interest	-	-	11,533	-	-	11,533
Foreign currency translation	-	-	-	-	4,011	4,011

Balance March 31, 2023	20,000,000	$2,000	$88,960	$(801,555)	$86,990	$(623,605)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,546)	$(69,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	11,533	9,626
Changes in operating assets and liabilities:
Advance payments	-	2,020
Accrued Expense	7,310	2,871
Accounts Payable	34	756
Net cash used in operating activities	(45,669)	(53,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$44,068	$44,874
Net cash provided by (used in) financing activities	44,068	44,874

Net effect of exchange rate changes on cash	$(2)	$(2,325)

Net Change in Cash and Cash equivalents	$(1,603)	$(11,337)
Cash and cash equivalents - beginning of period	2,384	46,060
Cash and cash equivalents - end of period	781	34,723

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2023 and December 31, 2022 were $781 and $2,384, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2023	December 31, 2022
Current JPY: US$1 exchange rate	133.53	132.70
Average JPY: US$1 exchange rate	132.42	131.62

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

For the three months ended March 31, 2023 and 2022, we generated revenues in the amount of $0 for goods and services sold, respectively.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. No deferred tax assets or liabilities were recognized at March 31, 2023.

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

The Company does not have any potentially dilutive instruments as of March 31, 2023 and December 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of March 31, 2023, the Company had no financial instruments.

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

NOTE 4 ACCRUED EXPENSES

Accrued expenses are comprised of the unpaid operating expense at the end of the period and totaled $19,397 and $12,189 as of March 31, 2023 and December 31, 2022.

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

United States

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the periods ended December 31, 2022 and March 31, 2023, the Company as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

Deferred tax assets as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Deferred tax assets, generated from net operating loss at statutory rates	$168,327	$154,772
Valuation allowance	(168,327)	(154,772)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2023 and December 31, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2023 and December 31, 2022.

The Company did not have any potentially dilutive instruments as of March 31, 2023 and December 31, 2022 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the three months ended March 31, 2023, the Company had imputed interest of $11,533.

For the three months ended March 31, 2022, the Company had imputed interest of $9,626.

NOTE 7 RELATED-PARTY TRANSACTIONS

Due to related party

For the three months ended March 31, 2023, the Company borrowed $44,068 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of March 31, 2023 was $604,989 and is unsecured, due on demand and non-interest bearing.

For the year ended December 31, 2022, the Company borrowed $150,808 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of December 31, 2022 was $564,798 and is unsecured, due on demand and non-interest bearing.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 SUBSEQUENT EVENTS

The Company had no subsequent events as of May 15, 2023.

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

On June 16, 2021, the Company’s Board of Directors approved to change the name of the Company from “ZENTRUM HOLDINGS, INC..” to “Zentrum Holdings, Inc.”

At this time, we operate exclusively through our wholly owned subsidiary, OFF Line Japan and share the same business plan as that of our wholly owned subsidiary.

Liquidity and Capital Resources

At present, we have not generated enough revenue resulting in available cash to cover operating expenses for any substantive period of time. As of March 31, 2023, our available cash balance was approximately $781. We believe that this sum of cash will not provide us enough means to operate for any substantive period of time.

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

On November 22, 2019, OFF Line Co., Ltd. and ZENTRUM HOLDINGS, INC., entered into an agreement whereas OFF Line Co., Ltd. agreed to lend up to $460,000 to the Company, ZENTRUM HOLDINGS, INC.

If any of the above parties who have agreed to lend us funds do not have funding available to lend us, or if we do not have available cash on hand to cover our operating expenses, we may be forced to find alternative methods of financing. It is possible that in such case our business operations could be adversely affected and we may be forced to cease operations entirely.

Loans

For the three months ended March 31, 2023, the Company borrowed $44,068 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of March 31, 2023 was $604,989 and is unsecured, due on demand and non-interest bearing.

For the year ended December 31, 2022, the Company borrowed $150,808 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of December 31, 2022 was $564,798 and is unsecured, due on demand and non-interest bearing.

Revenues

For the three months ended March 31, 2023, there was no revenue. For the three months ended March 31, 2022, there was no revenue.

Net Loss

We recorded a net loss of $64,546 for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $801,555.

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

Cash flow

For the three months ended March 31, 2023, we had negative cash flows from operations in the amount of $45,669 and we had cash flows from financing activities in the amount of $44,068, which were a result of proceeds from due to a related party.

For the three months ended March 31, 2022, we had negative cash flows from operations in the amount of $53,886 and we had cash flows from financing activities in the amount of $44,874, which were a result of proceeds from due to a related party.

Working capital

As of March 31, 2023 and December 31, 2022, we had working deficit of $623,605 and $574,603, respectively.

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

As of March 31, 2023, we carried out an evaluation, under the supervision of our sole officer and director, Koichi Ishizuka, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Ishizuka concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation. Koichi Ishizuka serves as both our Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended March 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 15, 2023