Form 10-Q
period 2023-06-30
Zentrum Holdings, Inc.
filed 2023-07-25
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of July 25, 2023, there were 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,286	$2,384

TOTAL CURRENT ASSETS	1,286	2,384

TOTAL ASSETS	$1,286	$2,384

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$15,512	$12,189
Due to related party	603,887	564,798

TOTAL LIABILITIES	619,399	576,987

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2023 and December 31, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	2,000	2,000
Additional paid in capital	101,113	77,427
Accumulated deficit	(859,720)	(737,009)
Accumulated other comprehensive income (loss)	138,494	82,979

TOTAL STOCKHOLDER'S DEFICIT	(618,113)	(574,603)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$1,286	$2,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$-	$-	-	-

Cost of revenues	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and Administrative Expenses	$46,012	$49,825	99,025	109,358

TOTAL OPERATING EXPENSES	$46,012	$49,825	99,025	$109,358

OTHER INCOME (EXPENSES)
Interest expenses	$(12,153)	$(9,908)	(23,686)	$(19,534)

TOTAL OTHER INCOME （EXPENSES）	$(12,153)	$(9,908)	(23,686)	$(19,534)

NET LOSS	$(58,165)	$(59,733)	(122,711)	$(128,892)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$51,504	$48,952	55,515	$77,065

TOTAL COMPREHENSIVE LOSS	$(6,661)	$(10,781)	(67,196)	$(51,827)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

(UNAUDITED)

			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTALS

Balance December 31, 2021	20,000,000	$2,000	$38,131	$(483,821)	$25,554	$(418,136)

Net loss	-	-	-	(69,159)	-	(69,159)
Imputed interest	-	-	9,626	-	-	9,626
Foreign currency translation	-	-	-	-	28,113	28,113

Balance March 31, 2022	20,000,000	$2,000	$47,757	$(552,980)	$53,667	$(449,556)

Net loss	-	-	-	(59,733)	-	(59,733)
Imputed interest	-	-	9,908	-	-	9,908
Foreign currency translation	-	-	-	-	48,952	48,952

Balance June 30, 2022	20,000,000	$2,000	$57,665	$(612,713)	$102,619	$(450,429)

Balance December 31, 2022	20,000,000	$2,000	$77,427	$(737,009)	$82,979	$(574,603)

Net loss	-	-	-	(64,546)	-	(64,546)
Imputed interest	-	-	11,533	-	-	11,533
Foreign currency translation	-	-	-	-	4,011	4,011

Balance March 31, 2023	20,000,000	$2,000	$88,960	$(801,555)	$86,990	$623,605)

Net loss	-	-	-	(58,165)	-	(58,165)
Imputed interest	-	-	12,153	-	-	12,153
Foreign currency translation	-	-	-	-	51,504	51,504

Balance June 30, 2023	20,000,000	$2,000	$101,113	$(859,720)	$138,494	$(618,113)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122,711)	$(128,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	23,686	19,534
Changes in operating assets and liabilities:
Advance payments	-	1,908
Accounts payable	-	715
Accrued Expense	4,678	1,884
Net cash used in operating activities	(94,347)	(104,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$93,382	$75,173
Net cash provided by (used in) financing activities	93,382	75,173

Net effect of exchange rate changes on cash	$(133)	$(4,359)

Net Change in Cash and Cash equivalents	$(1,098)	$(34,037)
Cash and cash equivalents - beginning of period	2,384	46,060
Cash and cash equivalents - end of period	1,286	12,023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2023 and December 31, 2022 were $ 1,286 and $2,384, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2023	December 31, 2022
Current JPY: US$1 exchange rate	144.99	132.70
Average JPY: US$1 exchange rate	135.00	131.62

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

For the three and six   months ended June 30, 2023 and 2022, we generated revenues in the amount of $0 for goods and services sold, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2023.

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

The Company does not have any potentially dilutive instruments as of June 30, 2023 and December 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of June 30, 2023, the Company had no financial instruments.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses are comprised of the unpaid operating expense at the end of the period and totaled $15,512 and $12,189 as of June 30, 2023 and December 31, 2022.

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

United States

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the periods ended December 31, 2022 and June 30, 2023, the Company as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

Deferred tax assets as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Deferred tax assets, generated from net operating loss at statutory rates	$180,541	$154,772
Valuation allowance	(180,541)	(154,772)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at June 30, 2023 and December 31, 2022.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at June 30, 2023 and December 31, 2022.

The Company did not have any potentially dilutive instruments as of June 30, 2023 and December 31, 2022. and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the six months ended June 30, 2023, the Company had imputed interest of $23,686.

For the six months ended June 30, 2022, the Company had imputed interest of $19,534.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Due to related party

For the six months ended June 30, 2023, the Company borrowed $93,382   from Koichi Ishizuka, CEO, and OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka. The total due as of June 30, 2023 was $603,887 and is unsecured, due on demand and non-interest bearing.

As of the year ended December 31, 2022, the Company had a total balance due to OFF Line Co., Ltd., and Koichi Ishizuka of $564,798.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 - SUBSEQUENT EVENTS

The Company had no subsequent events as of July 25, 2023.

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

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents in the amount of $ 1,286 and   2,384, respectively.

At present, we have not generated enough revenue resulting in available cash to cover operating expenses for any substantive period of time. As of July 25, 2023, our available cash balance is approximately $1,400.   We    believe that this sum of cash will not provide us enough means to operate for any substantive period of time. We’d estimate that, at most, this sum of money will only allow us to operate for between 2-3 months.

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

Loans

For the six months ended June 30, 2023, the Company borrowed $93,382   from   Koichi Ishizuka, CEO, and OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka. The total due as of June 30, 2023 was $ 603,887 and is unsecured, due on demand and non-interest bearing.

As of the year ended December 31, 2022, the Company had a total balance due to OFF Line Co., Ltd., and Koichi Ishizuka of $564,798.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

Revenues

For the three and six   months ended June 30, 2023, there was no revenue. For the three and six   months ended June 30, 2022, there was no revenue.

Net Loss

We recorded a net loss of $58,165 for the three months ended June 30, 2023.We recorded a net loss of $122,711 for the six months ended June 30, 2023. As of June 31, 2023, we had an accumulated deficit of $859,720.

We recorded a net loss of $59,733 for the three months ended June 30, 2022.We recorded a net loss of $128,892 for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $612,713.

Impact of COVID-19

Globally, the COVID-19 pandemic has negatively affected businesses of all kinds. It is possible that the pandemic may hinder our own operations, resulting in lesser or no future revenues. It might also affect our means to purchase used cameras, as many businesses are closed, or operations are limited.

Cash flow

For the six months ended June 30, 2023, we had negative cash flows from operations in the amount of $94,347 and we had cash flows from financing activities in the amount of $93,382  , which were a result of proceeds from due to a related party.

For the six months ended June 30, 2022, we had negative cash flows from operations in the amount of $104,851 and we had cash flows from financing activities in the amount of $75,173, which were a result of proceeds from due to a related party.

Working capital

As of June 30, 2023 and December 31, 2022, we had working deficit of $618,113 and $574,603, respectively.

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

As of June 30, 2023, we carried out an evaluation, under the supervision of our chief executive officer of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended June 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no unregistered sales of equity for the past two fiscal years.

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

Dated: July 25, 2023