Form 10-K
period 2023-12-31
Zentrum Holdings, Inc.
filed 2024-03-22
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $193. This was calculated using the par value $0.0001.

As of March 22, 2024,  there were 20,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

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

Currently, we operate through our wholly owned subsidiary, OFF Line Japan, “OFF Line Japan” which provides telecommunication services and related products.

OFF Line Japan was incorporated under the laws of Japan on June 13, 2018.

Currently, OFF Line Japan is headquartered at 4-30-4F, Yotsuya, Shinjuku-ku, Tokyo, 160-0004, Japan. OFF Line Japan’s office space is provided rent free by our Chief Executive Officer, Koichi Ishizuka.

Background of Operations

Currently, we operate through our wholly owned subsidiary, OFF Line Japan Co., Ltd., “OFF Line Japan”, which is engaged in providing telecommunication products and related services in Japan, particularly, the following:

- SNS system called “AirTalk”

- AI Camera Service

- Beacon Business

- Kidnapping Prevention Device named “KID”

- Drone Management System Development

AirTalk

AirTalk is a social networking service (mobile application) with anonymous online/offline chat, allowing users to post photos on maps, and the ability to post short messages. The most current version was released in December 2020  . Although it was, at one point, our intention to further develop AirTalk, as of the current date we have not made any additional developmental efforts  . AirTalk was originally developed and released by OFF Line Co., Ltd., and the networking service has more than 20,000 users.

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

- Users will be able to share AirTalk user messages simultaneously via the local map and Twitter.

Current status

The most current version of AirTalk was released in December 2020; however, we have indefinitely suspended our marketing activities and we have, thus far, made no marketing efforts whatsoever.

On January 1, 2020, OFF Line Japan Co., Ltd entered into an agreement with Ueda Tsusho Ltd to administer “AirTalk”, and to provide further development and maintenance of “AirTalk” and the Company’s other various software and hardware it may have, such as the Company’s AI system, all to be further developed on an ongoing need be basis. OFF Line Japan Co., Ltd shall compensate Ueda Tsusho Ltd in the amount of JPY 40,000 (approximately $380) per day; in this case a “day” will be defined as a calendar day during which services have been rendered. The total amount of days will be totaled and accordingly invoiced by Ueda Tsusho Ltd. to the Company at the end of the month, and the Company will be responsible for remitting full payment the following month. Any additional services not covered by the agreement shall receive compensation determined on a case-by-case basis. The term of the agreement shall be from January 1, 2020 until December 31, 2020, with automatic (unless terminated) extension for additional year long periods. On January 1, 2023, the agreement was automatically renewed for another twelve-month period. At present, any and all efforts by Ueno Tsusho Ltd to further develop AirTalk are indefinitely paused, and Ueno Tsusho Ltd.’s sole responsibility is to provide ongoing maintenance.

We have not yet determined a definitive plan as to how we will monetize AirTalk but we have tentative plans to monetize the mobile application in the future by adding “in app” advertisements from third parties that we would be compensated for by “pay per click,” or for each placement of each advertisement. At this time, we cannot state with any level of specificity when we will solidify any monetization plans until the user base of AirTalk has increased.

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

Currently, OFF Line Co., Ltd. has an existing inventory of Beacons available, but sales have been paused indefinitely while development of BLE 5.0 remains ongoing. We do not yet have a definitive timeframe for when development of BLE 5.0 will conclude.     Manufacturing of Beacons is conducted by an unrelated third party. We purchase inventory from OFF Line Co., Ltd, on a need be basis without any formal agreement, who in turn purchases their inventory from Betz Technik Industries, Ltd on a need be basis, and with no formal agreement. We plan to, at an undetermined point in the future, resume the purchase of beacons from OFF Line Co., Ltd. and sell them to nursing institutes. It should be noted that OFF Line Co., Ltd. is also owned and controlled by our sole officer and director, Koichi Ishizuka.

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

OFF Line Japan released a primitive version of BLE5.0 smartphone bases communication app on google store in March 2023. Development remains ongoing.

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

Holders

As of the date of this report, there were 65 shareholders of record holding shares of our common stock, and 20,000,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash and cash equivalents in the amount of $3,549 and $2,384, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our costs and expenses for any substantive period of time. We have been utilizing and may utilize funds from OFF Line Co., Ltd., owned and managed by Koichi Ishizuka, our CEO. OFF Line Co., Ltd., and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended December 31, 2023 and 2022, the Company borrowed $209,031 and $150,808 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2023 and 2022 was $735,769 and $564,798 and are unsecured, due on demand and non-interest bearing.

Revenues

For the year ended December 31, 2023 and 2022, we generated revenues in the amount of $0 and $0, respectively. We expect to resume sales efforts when we have completed a revised and improved version of Beacon 5.0 devices.

Net Loss

We recorded a net loss of $254,745 and $253,188 for the years ended December 31, 2023 and 2022, respectively.

Cash flow

For the year ended December 31, 2023 and 2022, cash used in operating activities was $207,702 and $188,656 respectively. Negative cash flow resulted due to the fact that expense costs were more than revenue.

For the year ended December 31, 2023 and 2022, cash provided by investing activities was $0 and $0 respectively.

For the year ended December 31, 2023 and 2022, cash provided by financing activities was $209,031 and $150,808, respectively. Financing activities were predominantly comprised of funds due to a related party.

Working capital

As of December 31, 2023 and 2022, we had a working deficit of $740,098 and $574,603 respectively.

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

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Zentrum Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentrum Holdings, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in Stockholders' deficit, and cash flows for each of the years then ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

March 22, 2024

- F2 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$3,549	$2,384

TOTAL CURRENT ASSETS	3,549	2,384

TOTAL ASSETS	3,549	2,384

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$7,878	12,189
Due to related party	735,769	564,798

TOTAL CURRENT LIABILITIES	743,647	576,987

TOTAL LIABILITIES	743,647	576,987

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2023 and December 31, 2022)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022)	2,000	2,000
Additional paid in capital	128,026	77,427
Accumulated deficit	(991,754)	(737,009)
Accumulated other comprehensive (loss)	121,630	82,979

TOTAL STOCKHOLDERS’ DEFICIT	(740,098)	(574,603)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,549	$2,384

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Revenues	$-	-

Cost of revenues	-	-

Gross profit	-	-

OPERATING EXPENSES
General and Administrative Expenses	$203,648	$213,360

TOTAL OPERATING EXPENSES	$203,648	$213,360

OTHER INCOME	$-	$-

INTEREST EXPENSE	(50,599)	(39,296)

TOTAL OTHER INCOME (EXPENSES)	(50,599)	(39,296)
NET LOSS BEFORE TAXES	$(254,247)	$(252,656)

INCOME TAX EXPENSES	$498	$532
NET LOSS	$(254,745)	$(253,188)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$38,651	$57,425

TOTAL COMPREHENSIVE LOSS	$(216,094)	$(195,763)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance December 31, 2021	20,000,000	2,000	38,131	25,554	(483,821)	(418,136)
Net loss	-	-	-	-	(253,188)	(253,188)
Imputed interest	-	-	39,296	-	-	39,296
Foreign currency translation	-	-	-	57,425	-	57,425

Balance December 31, 2022	20,000,000	2,000	77,427	82,979	(737,009)	(574,603)
Net loss	-	-	-	-	(254,745)	(254,745)
Imputed interest	-	-	50,599	-	-	50,599
Foreign currency translation	-	-	-	38,651	-	38,651

Balance December 31, 2023	20,000,000	2,000	128,026	121,630	(991,754)	(740,098)

The accompanying notes are an integral part of these audited consolidated financial statements.

- F5 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(254,745)	$(253,188)
Adjustments to reconcile net loss to net cash:
Imputed interest	50,599	39,296
Changes in operating assets and liabilities:
Advance payments	-	22,067
Accounts payables	(457)	824
Accrued expenses	(3,099)	2,345
Net cash used in operating activities	(207,702)	(188,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	209,031	150,808
Net cash provided by financing activities	209,031	150,808

Net effect of exchange rate changes on cash	(164)	(5,828)

Net Change in Cash and Cash equivalents	1,165	(43,676)
Cash and cash equivalents - beginning of period	2,384	46,060
Cash and cash equivalents - end of period	$3,549	$2,384

NON-CASH TRANSACTIONS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	498	532

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

ZENTRUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.

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

Translation of amounts from the local currency of the Company into USD$1 has been made at the following exchange rates:

	December 31, 2023	December 31, 2022
Current JPY: USD$1 exchange rate	141.83	132.70
Average JPY: USD$1 exchange rate	140.67	131.62

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

For the year ended December 31, 2023 and 2022, we generated revenues in the amount of $0 for goods and services sold, respectively.

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2023 and 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of December 31, 2023, the Company had no financial instruments.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the year ended December 31, 2023 and 2022, the Company borrowed $209,031 and $150,808 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2023 and 2022 was $735,769 and $564,798 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2023 and 2022, the Company had imputed interest of $50,599 and $39,296.

For the year ended December 31, 2023 and 2022, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 5 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during December 31, 2023 and 2022.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding as of December 31, 2023 and 2022.

The Company did not have any potentially dilutive instruments as of December 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Additional paid-in capital

For the period ended December 31, 2023, the Company had imputed interest of $50,599.

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

OFF Line Japan’s operation during the year ended December 31, 2023 has resulted in a net taxable loss, as such OFF Line Japan was not subject to income tax for the year ended December 31, 2023. The effective income tax rate of OFF Line Japan is 0%.

Zentrum Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended December 31, 2023 and 2022, respectively, Zentrum Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

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

	December 31,
	2023	2022
Deferred tax asset, generated from net operating loss at statutory rates	$208,268	$154,772
Valuation allowance	(208,268)	(154,772)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - ACCRUED EXPENSES

Accrued expenses totaled $7,878 and $12,189 as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, accrued expenses were mainly for R&D expense for Ueda Tsusho.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management concluded that, as of December 31 2023, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 53 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka’s academic journey includes earning his MBA from the University of Aoyama Gakuin in 2004 and completing the Advanced Management Program at Harvard School of Business in 2011. Stepping into the professional arena, he commenced as the head of marketing at Thomson Reuters, a prominent mass media and information firm. His career trajectory led him to pivotal roles, serving as CEO for Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings, Ltd. in 2009.

Presently, Mr. Ishizuka holds the position of Chief Executive Officer across a spectrum of companies, including OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc., and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd. since 2016, Photozou Holdings, Inc. since 2017, Photozou Koukoku Co., Ltd. since 2017, Zentrum Holdings, Inc. (formerly known as Off Line International, Inc.) since 2019, and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020, Koichi Ishizuka assumed the roles of Chief Financial Officer and Director of Next Meats Holdings, Inc., followed by his appointment as Chief Executive Officer on December 28, 2021. He continues to hold these positions to this day, and additionally maintains a controlling interest in Next Meats Holdings, Inc. Additionally, he serves as the Chief Financial Officer of Next Meats Co., Ltd., a Japanese alternative meat company and wholly owned subsidiary of Next Meats Holdings, Inc.

Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese company. On May 7, 2021, Mr. Koichi Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. is a wholly owned subsidiary of WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director of Dr. Foods, Inc. (formerly known as Catapult Solutions, Inc.). Koichi Ishizuka has a controlling interest in Dr. Foods, Inc. On March 21, 2022, Mr. Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of WeCapital Holdings, Inc., (formerly known as Perfect Solutions Group, Inc.).

Given Mr. Ishizuka’s extensive business acumen and long-standing entrepreneurial background, the company firmly believes that Koichi Ishizuka is well-suited to continue to serve as our sole officer and director.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Zentrum Holdings, Inc.

Employees

As of December 31, 2023, we had no employees outside of our sole officer and director.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2022	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 22, 2024, the Company has 20,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended December 31, 2023 and 2022, the Company borrowed $209,031 and $150,808 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2023 and 2022 was $735,769 and $564,798 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2023 and 2022, the Company had imputed interest of $50,599 and $39,296.

For the year ended December 31, 2023 and 2022, the Company was provided office space and storage space from the Company’s sole officer and director, Koichi Ishizuka, free of charge.

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

		2023	2022
Audit fees	M&K CPAS, PLLC	$23,030	$17,000
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$23,030	$17,000

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

Dated: March 22, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: March 22, 2024