Form 10-Q
period 2024-03-31
Zentrum Holdings, Inc.
filed 2024-05-03
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 3, 2024, there were 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,530	$3,549

TOTAL CURRENT ASSETS	2,530	3,549

TOTAL ASSETS	$2,530	$3,549

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$7,229	$7,878
Due to related party	734,549	735,769

TOTAL CURRENT LIABILITIES	741,778	743,647

TOTAL LIABILITIES	741,778	743,647

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of March 31, 2024 and December 31, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	2,000	2,000
Additional paid in capital	142,289	128,026
Accumulated deficit	(1,052,844)	(991,754)
Accumulated other comprehensive income (loss)	169,307	121,630

TOTAL STOCKHOLDER'S DEFICIT	(739,248)	(740,098)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$2,530	$3,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023

Revenues	$-	$-

Cost of revenues	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and Administrative Expenses	$46,827	$53,013

TOTAL OPERATING EXPENSES	$46,827	$53,013

OTHER INCOME (EXPENSES)
Interest expenses	$(14,263)	$(11,533)

TOTAL OTHER INCOME (EXPENSES)	$(14,263)	$(11,533)
NET LOSS	$(61,090)	$(64,546)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$47,677	$4,011

TOTAL COMPREHENSIVE LOSS	$(13,413)	$(60,535)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

(UNAUDITED)

			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTALS

Balance December 31, 2022	20,000,000	$2,000	$77,427	$(737,009)	$82,979	$(574,603)

Net loss	-	-	-	(64,546)	-	(64,546)
Imputed interest	-	-	11,533	-	-	11,533
Foreign currency translation	-	-	-	-	4,011	4,011

Balance March 31, 2023	20,000,000	$2,000	$88,960	$(801,555)	$86,990	$(623,605)

Balance December 31, 2023	20,000,000	$2,000	$128,026	$(991,754)	$123,630	$(740,098)

Net loss	-	-	-	(61,090)	-	(61,090)
Imputed interest	-	-	14,263	-	-	14,263
Foreign currency translation	-	-	-	-	47,677	47,677

Balance March 31, 2024	20,000,000	$2,000	$142,289	$(1,052,844)	$169,307	$(739,248)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,090)	$(64,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	14,263	11,533
Changes in operating assets and liabilities:
Accrued Expense	440	7,310
Accounts Payable	(592)	34
Net cash used in operating activities	(46,979)	(45,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$46,171	$44,068
Net cash provided by financing activities	46,171	44,068

Net effect of exchange rate changes on cash	$(211)	$(2)

Net Change in Cash and Cash equivalents	$1,019	$(1,603)
Cash and cash equivalents - beginning of period	3,549	2,384
Cash and cash equivalents - end of period	2,530	781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

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

On June 16, 2021, the Company’s Board of Directors approved to change the name of the Company from OFF Line International, Inc. to Zentrum Holdings, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2024 and December 31, 2023 were $2,530 and $3,549, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2024	December 31, 2023
Current JPY: US$1 exchange rate	151.41	141.83
Average JPY: US$1 exchange rate	148.63	140.67

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

For the three months ended March 31, 2024 and 2023, we generated revenues in the amount of $0 for goods and services sold, respectively.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. No deferred tax assets or liabilities were recognized at March 31, 2024.

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

The Company does not have any potentially dilutive instruments as of March 31, 2024 and December 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses of $7,229 as of March 31, 2024.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses are comprised of the unpaid operating expense at the end of the period and totaled $7,229 and $7,878 as of March 31, 2024 and December 31, 2023.

NOTE 5 - INCOME TAXES

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

The Company is subject to a number of income taxes, which, in aggregate, represent a statutory tax rate approximately as follows:

	Company’s assessable profit
For the year ended December 31,	Up to JPY 4 million	JPY 4 million to JPY 8 million	Over JPY 8 million
2023	22.9%	25.37%	37.59%

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

Deferred tax assets as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2022
Deferred tax assets, generated from net operating loss at statutory rates	$221,097	$208,268
Valuation allowance	(221,097)	(208,268)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at March 31, 2024 and December 31, 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at March 31, 2024 and December 31, 2023.

The Company did not have any potentially dilutive instruments as of March 31, 2024 and December 31, 2023 and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the three months ended March 31, 2024, the Company had imputed interest of $14,263.

For the three months ended March 31, 2023, the Company had imputed interest of $11,533.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Due to related party

For the three months ended March 31, 2024, the Company borrowed $46,171 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of March 31, 2024 was $734,549  and is unsecured, due on demand and non-interest bearing.

For the year ended December 31, 2023, the Company borrowed $209,031 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of December 31, 2023 was $735,769 and is unsecured, due on demand and non-interest bearing.

The Company utilizes home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 - SUBSEQUENT EVENTS

The Company had no subsequent events as of May 3, 2024.

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

On June 16, 2021, the Company’s Board of Directors approved to change the name of the Company from OFF Line International, Inc. to Zentrum Holdings, Inc.

At this time, we operate exclusively through our wholly owned subsidiary, OFF Line Japan and share the same business plan as that of our wholly owned subsidiary.

Liquidity and Capital Resources

At present, we have not generated enough revenue resulting in available cash to cover operating expenses for any substantive period of time. As of March 31, 2024, our available cash balance was approximately $2,530. We believe that this sum of cash will not provide us enough means to operate for any substantive period of time.

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

Loans

For the three months ended March 31, 2024, the Company borrowed $46,171 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of March 31, 2024 was $734,549 and is unsecured, due on demand and non-interest bearing.

For the year ended December 31, 2023, the Company borrowed $209,031 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of December 31, 2023 was $735,769 and is unsecured, due on demand and non-interest bearing.

Revenues

For the three months ended March 31, 2024, there was no revenue. For the three months ended March 31, 2023, there was no revenue.

Net Loss

We recorded a net loss of $61,090 for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1,052,844.

We recorded a net loss of $64,546 for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $801,555.

Cash flow

For the three months ended March 31, 2024, we had negative cash flows from operations in the amount of $46,979 and we had cash flows from financing activities in the amount of $46,171, which were a result of proceeds from due to a related party.

For the three months ended March 31, 2023, we had negative cash flows from operations in the amount of $45,669 and we had cash flows from financing activities in the amount of $44,068, which were a result of proceeds from due to a related party.

Working capital

As of March 31, 2024 and December 31, 2023, we had working deficit of $739,248 and $740,098, respectively.

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

As of March 31, 2024, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended March 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 3, 2024