Form 10-Q
period 2024-06-30
Zentrum Holdings, Inc.
filed 2024-07-24
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of July 24, 2024, there were 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$958	$3,549

TOTAL CURRENT ASSETS	958	3,549

TOTAL ASSETS	$958	$3,549

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$6,817	$7,878
Due to related party	720,277	735,769

Total Current Liabilities	727,094	743,647

TOTAL LIABILITIES	727,094	743,647

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of June 30, 2024 and December 31, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	2,000	2,000
Additional paid in capital	156,733	128,026
Accumulated deficit	(1,099,136)	(991,754)
Accumulated other comprehensive income (loss)	214,267	121,630

TOTAL STOCKHOLDER'S DEFICIT	(726,136)	(740,098)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$958	$3,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and Administrative Expenses	$31,848	$46,012	$76,675	$99,025

TOTAL OPERATING EXPENSES	$31,848	$46,012	$76,675	$99,025

OTHER INCOME (EXPENSES)
Interest expenses	$(14,444)	$(12,153)	$(28,707)	$(23,686)

TOTAL OTHER INCOME (EXPENSES)	$(14,444)	$(12,153)	$(28,707)	$(23,686)
NET LOSS	$(46,292)	$(58,165)	$(107,382)	$(122,711)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$44,960	$51,504	$92,637	$55,515

TOTAL COMPREHENSIVE LOSS	$(1,332)	$(6,661)	$(14,745)	$(67,196)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

(UNAUDITED

			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTALS

Balance December 31, 2022	20,000,000	$2,000	$77,427	$(737,009)	$82,979	$(574,603)

Net loss	-	-	-	(64,546)	-	(64,546)
Imputed interest	-	-	11,533	-	-	11,533
Foreign currency translation	-	-	-	-	4,011	4,011

Balance March 31, 2023	20,000,000	$2,000	$88,960	$(801,555)	$86,990	$(623,605)

Net loss	-	-	-	(58,165)	-	(58,165)
Imputed interest	-	-	12,153	-	-	12,153
Foreign currency translation	-	-	-	-	51,504	51,504

Balance June 30, 2023	20,000,000	$2,000	$101,113	$(859,720)	$138,494	$(618,113)

Balance December 31, 2023	20,000,000	$2,000	$128,026	$(991,754)	$121,630	$(740,098)

Net loss	-	-	-	(61,090)	-	(61,090)
Imputed interest	-	-	14,263	-	-	14,263
Foreign currency translation	-	-	-	-	47,677	47,677

Balance March 31, 2024	20,000,000	$2,000	$142,289	$(1,052,844)	$169,307	$(739,248)

Net loss	-	-	-	(46,292)	-	(46,292)
Imputed interest	-	-	14,444	-	-	14,444
Foreign currency translation	-	-	-	-	44,960	44,960

Balance June 30, 2024	20,000,000	$2,000	$156,733	$(1,099,136)	$214,267	$(726,136)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,382)	$(122,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	28,707	23,686
Changes in operating assets and liabilities:
Accrued Expense	163	4,678
Accounts Payable	(289)	-
Net cash used in operating activities	(78,801)	(94,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$76,511	$93,382
Net cash provided by financing activities	76,511	93,382

Net effect of exchange rate changes on cash	$(301)	$(133)

Net Change in Cash and Cash equivalents	$(2,591)	$(1,098)
Cash and cash equivalents - beginning of period	3,549	2,384
Cash and cash equivalents - end of period	958	1,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2024 and December 31, 2023 were $958 and $3,549, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2024	December 31, 2023
Current JPY: US$1 exchange rate	161.07	141.83
Average JPY: US$1 exchange rate	152.36	140.67

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

For the three and six months ended June 30, 2024 and 2023, we generated revenues in the amount of $0 for goods and services sold, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at June 30, 2024.

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

The Company does not have any potentially dilutive instruments as of June 30, 2024 and December 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses of $6,817 as of June 30, 2024.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses are comprised of the unpaid operating expense at the end of the period and totaled $6,817 and $7,878 as of June 30, 2024 and December 31, 2023.

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

United States

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the periods ended December 31, 2023 and June 30, 2024, the Company as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

Deferred tax assets as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Deferred tax assets, generated from net operating loss at statutory rates	$243,647	$208,268
Valuation allowance	(243,647)	(208,268)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at June 30, 2024 and December 31, 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at June 30, 2024 and December 31, 2023.

The Company did not have any potentially dilutive instruments as of June 30, 2024 and December 31, 2023. and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the six months ended June 30, 2024, the Company had imputed interest of $28,707.

For the six months ended June 30, 2023, the Company had imputed interest of $23,686.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Due to related party

For the six months ended June 30, 2024, the Company borrowed $76,511 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of June 30, 2024 was $720,277  and is unsecured, due on demand and non-interest bearing.

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

The Company had no subsequent events as of July 23, 2024.

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

Liquidity and Capital Resources

At present, we have not generated enough revenue resulting in available cash to cover operating expenses for any substantive period of time. As of June 30, 2024, our available cash balance was approximately $958. We believe that this sum of cash will not provide us enough means to operate for any substantive period of time.

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

Loans

For the six months ended June 30, 2024, the Company borrowed $76,511 from Koichi Ishizuka, CEO, and OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka. The total due as of June 30, 2024 was $ 720,277 and is unsecured, due on demand and non-interest bearing.

For the year ended December 31, 2023, the Company borrowed $209,031 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of December 31, 2023 was $735,769 and is unsecured, due on demand and non-interest bearing.

Revenues

For the three and six months ended June 30, 2024, there was no revenue. For the three and six months ended June 30, 2023, there was no revenue.

Net Loss

We recorded a net loss of $46,292 for the three months ended June 30, 2023.We recorded a net loss of $107,382 for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $1,099,136.

We recorded a net loss of $58,165 for the three months ended June 30, 2022.We recorded a net loss of $122,711 for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $859,720.

Cash flow

For the six months ended June 30, 2024, we had negative cash flows from operations in the amount of $78,801 and we had cash flows from financing activities in the amount of $76,511, which were a result of proceeds from due to a related party.

For the six months ended June 30, 2023, we had negative cash flows from operations in the amount of $94,347 and we had cash flows from financing activities in the amount of $93,382, which were a result of proceeds from due to a related party.

Working capital

As of June 30, 2024 and December 31, 2023, we had working deficit of $726,136 and $740,098, respectively.

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

As of June 30, 2024, we carried out an evaluation, under the supervision of our chief executive officer of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended June 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: July 24, 2024