Form 10-Q
period 2024-09-30
Zentrum Holdings, Inc.
filed 2024-11-21
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of November 21, 2024, there were 20,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,241	$3,549
Accounts receivable - trade	167	-
Inventories	2,092	-

TOTAL CURRENT ASSETS	3,500	3,549

TOTAL ASSETS	$3,500	$3,549

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$9,515	$7,878
Other current liabilities	143	-
Deferred Revenue	-	-
Due to related party	855,329	735,769

TOTAL LIABILITIES	864,987	743,647

STOCKHOLDER'S DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of September 30, 2024 and December 31, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023)	2,000	2,000
Additional paid in capital	172,720	128,026
Accumulated deficit	(1,155,239)	(991,754)
Accumulated other comprehensive income (loss)	119,032	121,630

TOTAL STOCKHOLDER'S DEFICIT	(861,487)	(740,098)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$3,500	$3,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$196	$-	$196	$-

Cost of revenues	80	-	80	-

GROSS PROFIT	116	-	116	-

OPERATING EXPENSES
General and Administrative Expenses	$39,770	$71,318	$118,445	$170,343

TOTAL OPERATING EXPENSES	$39,770	$71,318	$118,445	$170,343

OTHER INCOME (EXPENSES)
Interest expenses	$(15,987)	$(13,168)	$(44,694)	$(36,854)

TOTAL OTHER INCOME （EXPENSES）	$(15,987)	$(13,168)	(44,694)	$(36,854)
NET LOSS BEFORE TAXES	(55,641)	(84,486)	(163,023)	(207,197)

TAXES	462	506	462	506

NET LOSS	$(56,103)	$(84,992)	$(163,485)	$(207,703)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(95,235)	$22,256	$(2,598)	$77,771

TOTAL COMPREHENSIVE LOSS	$(151,338)	$(62,736)	$(166,083)	$(129,932)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.00)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

(UNAUDITED

			ADDITIONAL		OTHER
	COMMON STOCK		PAID IN	ACCUMULATED	COMPREHENSIVE
	NUMBER	AMOUNT	CAPITAL	DEFICIT	DEFICIT	TOTALS

Balance December 31, 2022	20,000,000	$2,000	$77,427	$(737,009)	$82,979	$(574,603)
Net loss	-	-	-	(64,546)		(64,546)
Imputed interest	-	-	11,533		-	11,533
Foreign currency translation	-	-	-	-	4,011	4,011

Balance March 31, 2023	20,000,000	$2,000	$88,960	$(801,555)	$86,990	$(623,605)

Net loss	-	-	-	(58,165)		(58,165)
Imputed interest	-	-	12,153		-	12,153
Foreign currency translation	-	-	-	-	51,504	51,504

Balance June 30, 2023	20,000,000	$2,000	$101,113	$(859,720)	$138,494	$(618,113)

Net loss	-	-	-	(84,992)		(84,992)
Imputed interest	-	-	13,167		-	13,167
Foreign currency translation	-	-	-	-	22,257	22,257

Balance September 30, 2023	20,000,000	$2,000	$114,281	$(944,712)	$160,750	$(667,681)

Balance December 31, 2023	20,000,000	$2,000	$128,026	$(991,754)	$121,630	$(740,098)
Net loss	-	-	-	(61,090)		(61,090)
Imputed interest	-	-	14,263		-	14,263
Foreign currency translation	-	-	-	-	47,677	47,677

Balance March 31, 2024	20,000,000	$2,000	$142,289	$(1,052,844)	$169,307	$(739,248)

Net loss	-	-	-	(46,292)		(46,292)
Imputed interest	-	-	14,444		-	14,444
Foreign currency translation	-	-	-	-	44,960	44,960

Balance June 30, 2024	20,000,000	$2,000	$156,733	$(1,099,136)	$214,267	$(726,136)

Net loss	-	-	-	(56,103)		(56,103)
Imputed interest	-	-	15,987		-	15,987
Foreign currency translation	-	-	-	-	(95,235)	(95,235)

Balance September 30, 2024	20,000,000	$2,000	$172,720	$(1,155,239)	$119,032	$(861,487)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,485)	$(207,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	44,694	36,854
Changes in operating assets and liabilities:
Accounts receivable	(157)	-
Inventory	(1,972)	-
Accounts payable	(581)	-
Accrued Expense	2,171	(1,551)
Other current Liabilities	135	-
Net cash used in operating activities	(119,195)	(172,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	$117,041	$173,924
Net cash provided by (used in) financing activities	117,041	173,924

Net effect of exchange rate changes on cash	$(154)	$(422)

Net Change in Cash and Cash equivalents	$(2,308)	$1,102
Cash and cash equivalents - beginning of period	3,549	2,384
Cash and cash equivalents - end of period	1,241	3,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ZENTRUM HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

September 30, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2024 and December 31, 2023 were $3,500 and $3,549, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2024	December 31, 2023
Current JPY: US$1 exchange rate	142.73	141.83
Average JPY: US$1 exchange rate	151.46	140.67

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

Revenue Recognition

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer;(2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The company’s performance obligation is to deliver the product(s) per the contract and the obligation is met upon receipt of the product by the purchaser.

The company sells the “Blette Stick”, an external antenna that can be attached to a mobile phone to extend the communication range of the Android application “Blette”. Prices are predetermined     plus applicable taxes and shipping costs. The products are sold at standalone selling price. The company’s main source of revenue comes from online sales. and online sales primarily coming from the company website and Amazon USA. Amounts invoiced or collected in advance of product delivery are recorded as deferred revenue    . The company recognizes revenue when the purchaser receives the product.

For the three and nine months ended September 30, 2024 and 2023, we generated revenues in the amount of $196 and $0 for goods and services sold, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at September 30, 2024.

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

The Company does not have any potentially dilutive instruments as of September 30, 2024 and December 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of September 30, 2024, the Company had no financial instruments.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses are comprised of the unpaid operating expense at the end of the period and totaled $9,515 and $7,878 as of September 30, 2024 and December 31, 2023.

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

United States

The Company, which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the periods ended December 31, 2023 and September 30, 2024, the Company as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved.

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

Deferred tax assets as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Deferred tax assets, generated from net operating loss at statutory rates	$242,600	$208,268
Valuation allowance	(242,600)	(208,268)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company had no shares of preferred stock issued and outstanding at September 30, 2024 and December 31, 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding at September 30, 2024 and December 31, 2023.

The Company did not have any potentially dilutive instruments as of September 30, 2024 and December 31, 2023. and, thus, anti-dilution issues are not applicable.

Additional paid-in capital

For the nine months ended September 30, 2024, the Company had imputed interest of $44,694.

For the nine months ended September 30, 2023, the Company had imputed interest of $36,854.

NOTE 7 - RELATED-PARTY TRANSACTIONS

Due to related party

For the nine months ended September 30, 2024, the Company borrowed $117,041 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of September 30, 2024 was $855,329  and is unsecured, due on demand and non-interest bearing.

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

The Company had no subsequent events as of November 21, 2024.

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

Liquidity and Capital Resources

At present, we have not generated enough revenue resulting in available cash to cover operating expenses for any substantive period of time. As of September 30, 2024, our available cash balance was approximately $1,241. We believe that this sum of cash will not provide us enough means to operate for any substantive period of time.

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

Loans

For the six months ended September 30, 2024, the Company borrowed $117,041 from Koichi Ishizuka, CEO, and OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka. The total due as of September 30, 2024 was $855,329 and is unsecured, due on demand and non-interest bearing.

For the year ended December 31, 2023, the Company borrowed $209,031 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due as of December 31, 2023 was $735,769 and is unsecured, due on demand and non-interest bearing.

Revenues

For the three and nine months ended September 30, 2024, were both $196. For the three and nine months ended September 30, 2023, there was no revenue.

Net Loss

We recorded a net loss of $56,103 for the three months ended September 30, 2024  .We recorded a net loss of $163,485 for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $1,155,239.

We recorded a net loss of $ 84,992 for the three months ended September 30, 2023.We recorded a net loss of $ 207,703 for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $ 944,712.

 Cash flow

For the nine months ended September 30, 2024, we had negative cash flows from operations in the amount of $119,195 and we had cash flows from financing activities in the amount of $117,041, which were a result of proceeds from due to a related party.

For the nine months ended September 30, 2023, we had negative cash flows from operations in the amount of $172,400 and we had cash flows from financing activities in the amount of $173,924 , which were a result of proceeds from due to a related party.

Working capital

As of September 30, 2024 and December 31, 2023, we had working deficit of $ 861,487 and $740,098, respectively.

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

As of September 30, 2024, we carried out an evaluation, under the supervision of our chief executive officer of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended September 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 21, 2024