Form 10-K
period 2024-12-31
Zentrum Holdings, Inc.
filed 2025-05-12
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of May 12, 2025, there were 20,000,000 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

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

Currently, we operate exclusively through our wholly owned subsidiary, OFF Line Japan and share the same business plan as that of our wholly owned subsidiary.

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

On May 24, 2022, our largest controlling shareholder, Koichi Ishizuka, sold a total of 3,567,000 shares of restricted common stock of the Company to the following parties in the respective quantities:

Name of Purchaser	Common Shares Purchased	Price Paid Per Share ($)	Total Approximate Amount Paid ($)
Rei Ishizuka[1]	1,716,000	0.0001	171.60
White Knight Co., Ltd. [2]	1,000,000	0.0001	100.00
Eiichi Ueda	251,000	0.0001	25.10
Yuko Takeuchi	600,000	0.0001	60.00
Total	3,567,000	0.0001	356.70

1 Rei Ishizuka is the wife of Koichi Ishizuka. Koichi Ishizuka is our controlling shareholder, sole officer, and only director.

2 White Knight Co., Ltd. is owned and controlled by Koichi Ishizuka. White Knight Co., Ltd. is a Japanese entity.

In regards to all of the above transactions, Koichi Ishizuka claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Due to a clerical error, the Company failed to provide its transfer agent with the necessary documentation to record the above sales of shares that occurred in May 2022. This issue has now been resolved, and the transfer agent recorded the sales of shares on November 13, 2024.

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

Current status

The most current version of AirTalk was released in December 2020; however, due to our financial condition, we indefinitely suspended our marketing activities and we have, thus far, made no marketing efforts whatsoever.

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

We have not yet determined a definitive plan as to how we will monetize AirTalk but we have tentative plans to monetize the mobile application in the future by adding “in app” advertisements from third parties that we would be compensated for by “pay per click,” or for each placement of each advertisement. At this time, we cannot state with any level of specificity when we will solidify any monetization plans.

AI Camera Service

Our AI camera service uses AI facial recognition to distinguish between and identify human faces. We   seek to release this service to institutions with the purpose of preventing the wandering of individuals suffering from dementia, but at this point we do not have definitive plans for how we will achieve this goal. In Japan, approximately 8.5 million people suffer from mild cognitive impairment (MCI), and incidents continue to occur in which such individuals wander away from care facilities and die or go missing.

With our AI camera service, photographs could be taken of the faces of residents at care facilities and stored in the cloud. AI cameras, currently we specifically use the DeepLens created by Amazon, could be placed in facility entrances, and when a relevant individual attempts to leave, the AI camera could identify this person and dispatch a notification to the supervisor of the facility such as by email or using a siren. This would allow facility staff to stop the individual from leaving.

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

Face recognition detects the movement of a target person who may be wandering about when going out of the entrance/exit of a facility, and could alert the facility staff with a warning sound or a detection alert. In addition, by utilizing the mobile notification function, it is possible to know the wandering behavior of the target person trying to go out in real time even if there is no facility staff or manager nearby, so quick response and information sharing are possible.

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

We released the AI camera service in September of 2022, but we have thus far not realized any sales. We have not yet commenced any marketing efforts, and at present we rely entirely on prospective clients to contact us pertaining to this service, which has yielded no results thus far. We may, if possible, rely upon the personal and professional relationships of our sole Officer and Director in order to acquire future clients.

Beacon Business

Over the past two years we have sold “beacon devices” that broadcast over a diameter of 900 m while using Bluetooth Low Energy (BLE) 4.0. Because this signal can be received using a smartphone, it can be used to look after children and the elderly. It can also be used for the protection of objects, and therefore to retrieve lost or dropped property.

Subsequently, the Company completed development of its BLE 5.0 device, known as “Blette,” which is currently available for purchase on Amazon. However, beyond simply listing the product, the Company has made no substantive effort to market it or generate awareness of its availability, except for a Youtube/Facebook/Instagram video which demonstrates how the product works. There are no advertising campaigns, promotional efforts, or outreach initiatives currently in place. As a result, sales are entirely passive and depend solely on potential customers discovering the product organically.

Although Blette is a fully developed and functional product, the Company’s commercial activity related to it remains minimal and lacks any form of active market engagement. The Company may consider launching a meaningful marketing effort in the future if funding becomes available, but at present, there are no plans to pursue additional funding to support such efforts.

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

The below depicts the BLE 5.0, known as “Blette”, Android application:

The smallest smartphone take a photo of kidnapper
〇Photo data
〇GPS data
Each 5-10 second
KID
iPhone / Android
Set「Jerry Pro」in front of the bag
Photo
GPS
Map

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We maintain basic processes to identify and manage cybersecurity risks. These include regular system updates, employee training, and monitoring for unauthorized access. When needed, we work with external IT consultants to assess our systems.

Our cybersecurity efforts are part of our broader risk management approach. To date, we have not experienced any cybersecurity events that have had a material impact on our business or operations.

Governance

Our management oversees cybersecurity risks.

The board of directors is informed about cybersecurity risks on a periodic basis, especially when significant threats or issues are identified.

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

Holders

As of the date of this report, there were 69 shareholders of record holding shares of our common stock, and 20,000,000 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash and cash equivalents in the amount of $827 and $3,549, respectively. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our costs and expenses for any substantive period of time. We have been utilizing and may utilize funds from OFF Line Co., Ltd., owned and managed by Koichi Ishizuka, our CEO. OFF Line Co., Ltd., and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended December 31, 2024 and 2023, the Company borrowed $135,977 and $209,031 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2024 and 2023 was $790,137 and $735,769 and are unsecured, due on demand and non-interest bearing.

Revenues

For the year ended December 31, 2024 and 2023, we generated revenues in the amount of $196 and $0, respectively. If we commence marketing activities, we believe that will have a positive impact on our revenue, however, at this point in time, our financial condition does not allow us to allocate funds to this purpose.

Net Loss

We recorded a net loss of $205,786 and $254,745 for the years ended December 31, 2024 and 2023, respectively.

Cash flow

For the year ended December 31, 2024 and 2023, cash used in operating activities was $138,432 and $207,702, respectively. Negative cash flow resulted due to the fact that expense costs were more than revenue.

For the year ended December 31, 2024 and 2023, cash provided by investing activities was $0 and $0, respectively.

For the year ended December 31, 2024 and 2023, cash provided by financing activities was $135,977 and $209,031, respectively. Financing activities were predominantly comprised of funds due to a related party.

Working capital

As of December 31, 2024 and 2023, we had a working deficit of $802,440 and $740,098, respectively.

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

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Zentrum Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentrum Holdings, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in Stockholders' deficit, and cash flows for each of the years then ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

March 22, 2024

- F2 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$827	$3,549
Accounts receivable, trade	150	-
Inventories	1,889	-

TOTAL CURRENT ASSETS	2,866	3,549

TOTAL ASSETS	2,866	3,549

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$15,040	$7,878
Other current liabilities	129	-
Due to related party	790,137	735,769

TOTAL CURRENT LIABILITIES	805,306	743,647

TOTAL LIABILITIES	805,306	743,647

STOCKHOLDERS’ DEFICIT
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of December 31, 2024 and December 31, 2023)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023)	2,000	2,000
Additional paid in capital	189,053	128,026
Accumulated deficit	(1,197,540)	(991,754)
Accumulated other comprehensive (loss)	204,047	121,630

TOTAL STOCKHOLDERS’ DEFICIT	(802,440)	(740,098)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,866	$3,549

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Revenues	$196	-

Cost of revenues	80	-

Gross profit	116	-

OPERATING EXPENSES
General and Administrative Expenses	$144,414	$203,648

TOTAL OPERATING EXPENSES	$144,414	$203,648

OTHER INCOME	$-	$-

INTEREST EXPENSE	(61,027)	(50,599)

TOTAL OTHER INCOME (EXPENSES)	(61,027)	(50,599)
NET LOSS BEFORE TAXES	$(205,325)	$(254,247)

INCOME TAX EXPENSES	$461	$498
NET LOSS	$(205,786)	$(254,745)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$82,417	$38,651

TOTAL COMPREHENSIVE LOSS	$(123,369)	$(216,094)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTALS

Balance December 31, 2022	20,000,000	$2,000	$77,427	$82,979	$(737,009)	$(574,603)
Net loss	-	-	-		(254,745)	(254,745)
Imputed interest	-	-	50,599	-	-	50,599
Foreign currency translation	-	-	-	38,651	-	38,651

Balance December 31, 2023	20,000,000	$2,000	$128,026	$121,630	$(991,754)	$(740,098)
Net loss	-	-	-	-	(205,786)	(205,786)
Imputed interest	-	-	61,027	-	-	61,027
Foreign currency translation	-	-	-	82,417	-	82,417

Balance December 31, 2024	20,000,000	$2,000	$189,053	$204,047	$(1,197,540)	$(802,440)

The accompanying notes are an integral part of these audited consolidated financial statements.

- F5 -

ZENTRUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(205,786)	$(254,745)
Adjustments to reconcile net loss to net cash:
Imputed interest	61,027	50,599
Changes in operating assets and liabilities:
Accounts receivable	(157)	-
Inventory	(1,969)	-
Accounts payables	8,702	(457)
Accrued expenses	(384)	(3,099)
Other current Liabilities	135	-
Net cash used in operating activities	(138,432)	(207,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	135,977	209,031
Net cash provided by financing activities	135,977	209,031

Net effect of exchange rate changes on cash	(267)	(164)

Net Change in Cash and Cash equivalents	(2,722)	1,165
Cash and cash equivalents - beginning of period	3,549	2,384
Cash and cash equivalents - end of period	$827	$3,549

NON-CASH TRANSACTIONS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	461	498

The accompanying notes are an integral part of these audited consolidated financial statements.

- F6 -

ZENTRUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023.

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

Translation of amounts from the local currency of the Company into USD$1 has been made at the following exchange rates:

	December 31, 2024	December 31, 2023
Current JPY: USD$1 exchange rate	158.18	141.83
Average JPY: USD$1 exchange rate	151.69	140.67

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

The company sells the “Blette Stick”, an external antenna that can be attached to a mobile phone to extend the communication range of the Android application “Blette”. Prices are predetermined plus applicable taxes and shipping costs. The products are sold at standalone selling price. The company’s main source of revenue comes from online sales. and online sales primarily coming from the company website and Amazon USA. Amounts invoiced or collected in advance of product delivery are recorded as deferred revenue. The company recognizes revenue when the purchaser receives the product.

For the year ended December 31, 2024 and 2023, we generated revenues in the amount of $196 and $0 for goods and services sold, respectively.

NET LOSS PER COMMON SHARE

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2024 and 2023.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses. As of December 31, 2024, the Company had no financial instruments.

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

NOTE 4 – SEGMENT INFORMATION

The Company operates as a single reportable segment. The Chief Executive Officer (CEO), who serves as the Chief Operating Decision Maker (CODM), manages and oversees the business as one integrated operation.

There are no significant differences in the Company’s products and services, customer base, or distribution channels, all of which are managed under a unified strategy.

a.	Description of the types of products from which the reportable segment derives its revenues

As a single reportable segment  , the Company generates revenue by selling the “Blette Stick” to users through the Amazon US website. The Blette software itself is available for free download from Google Play; however, in order to use the software, users need an Android smartphone and a USB device called the Blette Stick, which connects to the smartphone. The Blette Stick can be used semi-permanently unless it becomes damaged.

b.	Measure of segment profit or loss and assets.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Decision maker assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

c.	How the decision maker uses the reported measure of segment profit or loss.

The decision maker uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends.

d. The company does not have intra-entity sales or transfers.

e. Factors that management used to identify the public entity’s reportable segments.

The company has one reportable segment: The company derives revenue primarily in North America and manages the business activities on a consolidated basis.

NOTE 5 - RELATED-PARTY TRANSACTIONS

For the year ended December 31, 2024 and 2023, the Company borrowed $135,977 and $209,031 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2024 and 2023 was $790,137 and $735,769 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2024 and 2023, the Company had imputed interest of $61,027 and $50,599.

For the year ended December 31, 2024 and 2023, the Company rented office space and storage space from the Company’s officer free of charge.

NOTE 6 - SHAREHOLDER EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares during December 31, 2024 and 2023.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding as of December 31, 2024 and 2023.

The Company did not have any potentially dilutive instruments as of December 31, 2024 and, thus, anti-dilution issues are not applicable.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. Common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

Additional paid-in capital

For the period ended December 31, 2024, the Company had imputed interest of $61,027.

For the period ended December 31, 2023, the Company had imputed interest of $50,599.

NOTE 7 - INCOME TAXES

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

OFF Line Japan’s operation during the year ended December 31, 2024 has resulted in a net taxable loss, as such OFF Line Japan was not subject to income tax for the year ended December 31, 2024. The effective income tax rate of OFF Line Japan is 0%.

Zentrum Holdings, Inc., which acts as a holding company on a non-consolidated basis, does not plan to engage any business activities and current or future loss will be fully allowed. For the year ended December 31, 2024 and 2023, respectively, Zentrum Holdings, Inc., as a holding company registered in the state of Delaware, has incurred net loss and, therefore, has no tax liability.

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

	December 31,
	2024	2023
Deferred tax asset, generated from net operating loss at statutory rates	$251,483	$208,268
Valuation allowance	(251,483)	(208,268)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 8 - ACCRUED EXPENSES

Accrued expenses totaled $15,040 and $7,878 as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, accrued expenses were mainly for R&D expense for Ueda Tsusho.

NOTE 9 - SUBSEQUENT EVENTS

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

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report December 31, 2024 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, comprised solely of Koichi Ishizuka, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 54 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

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

Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese company. On May 7, 2021, Mr. Koichi Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. is a wholly owned subsidiary of WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director of Japan Food Tech Holdings, Inc. (formerly known as Dr. Foods, Inc.). Koichi Ishizuka has a controlling interest in Dr. Foods, Inc. On March 21, 2022, Mr. Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of WeCapital Holdings, Inc., (formerly known as Perfect Solutions Group, Inc.).

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

Employees

As of December 31, 2024, we had no employees outside of our sole officer and director.

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

In lieu of an Audit Committee, the Company’s Board of Directors, comprised solely of Koichi Ishizuka, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our sole officer and director review the Company's internal accounting controls, practices and policies.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2023	-	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of May 12, 2025, the Company has 20,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka 3-1-21, Chuo, Nakano-ku, Tokyo, 164-0011, Japan	14,500,000	72.50%	none	n/a	72.50%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the year ended December 31, 2024 and 2023, the Company borrowed $135,977 and $209,031 from OFF Line Co., Ltd., a Company controlled by Koichi Ishizuka, CEO. The total due to related party as of December 31, 2024 and 2023 was $790,137 and $735,769 and are unsecured, due on demand and non-interest bearing.

For the period ended December 31, 2024 and 2023, the Company had imputed interest of $61,027 and $50,599.

For the year ended December 31, 2024 and 2023, the Company was provided office space and storage space from the Company’s sole officer and director, Koichi Ishizuka, free of charge.

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

		2024	2023
Audit fees	M&K CPAS, PLLC	$20,771	$23,030
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$20,771	$23,030

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1/A, as filed with the SEC on October 22, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on June 21, 2021, and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zentrum Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: May 12, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: May 12, 2025