Form 10-K/A
period 2024-12-31
Zentrum Holdings, Inc.
filed 2025-06-11
CIK 1818152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) amends the Form 10-K originally filed with the Securities and Exchange Commission on May 12, 2025. The sole purpose of this amendment is to correct a clerical error in the date of the audit report included on page F2. No other changes have been made to the original filing. This Form 10-K/A speaks only as of the original filing date and does not reflect events occurring after May 12, 2025.

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

May 12, 2025

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

Dated: June 11, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: June 11, 2025